Form 10-Q
period 2017-03-31
ANADARKO PETROLEUM CORP
filed 2017-05-02
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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
Registrant’s telephone number, including area code (832) 636-1000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock at April 19, 2017, is shown below:

Title of Class	Number of Shares Outstanding
Common Stock, par value $0.10 per share	560,339,140

COMMONLY USED TERMS AND DEFINITIONS

Unless the context otherwise requires, the terms “Anadarko” and “Company” refer to Anadarko Petroleum Corporation and its consolidated subsidiaries. In addition, the following company or industry-specific terms and abbreviations are used throughout this report:

364-Day Facility - Anadarko’s $2.0 billion 364-day senior unsecured RCF maturing in January 2018
ASU - Accounting Standards Update
Bcf - Billion cubic feet
BOE - Barrels of oil equivalent
DBJV - Delaware Basin JV Gathering LLC
DBJV system - A gathering system and related facilities located in the Delaware basin in Loving, Ward, Winkler, and Reeves Counties in West Texas
DBM complex - The processing plants, gas gathering system, and related facilities and equipment in West Texas that serve production from Reeves, Loving and Culberson Counties, Texas and Eddy and Lea Counties, New Mexico
DD&A - Depreciation, depletion, and amortization
EPA - U.S. Environmental Protection Agency
Five-Year Facility - Anadarko’s $3.0 billion five-year senior unsecured RCF maturing in January 2021
FPSO - Floating production, storage, and offloading unit
G&A - General and administrative expenses
GAAP - U.S. Generally Accepted Accounting Principles
GOM Acquisition - Acquisition of oil and natural-gas assets in the Gulf of Mexico, which closed on December 15, 2016
IPO - Initial public offering
LIBOR - London Interbank Offered Rate
LNG - Liquefied natural gas
MBbls/d - Thousand barrels per day
MBOE/d - Thousand barrels of oil equivalent per day
Mcf - Thousand cubic feet
MMBbls - Million barrels
MMBOE - Million barrels of oil equivalent
MMBtu - Million British thermal units
MMBtu/d - Million British thermal units per day
MMcf/d - Million cubic feet per day
Moody’s - Moody’s Investors Service
NGLs - Natural gas liquids
NM - Not meaningful
NYMEX - New York Mercantile Exchange
Oil - Includes crude oil and condensate
OPEC - Organization of the Petroleum Exporting Countries
RCF - Revolving credit facility
S&P - Standard and Poor’s
TEN - Tweneboa/Enyenra/Ntomme
TEU or TEUs - Tangible equity units
VIE - Variable interest entity
WES - Western Gas Partners, LP, a limited partnership and publicly-traded consolidated subsidiary of Anadarko
WES RCF - WES’s $1.2 billion five-year senior unsecured RCF maturing in February 2020
WGP - Western Gas Equity Partners, LP, a limited partnership and publicly-traded consolidated subsidiary of Anadarko
WGP RCF - WGP’s $250 million three-year senior secured RCF maturing in March 2019
Zero Coupons - Anadarko’s Zero-Coupon Senior Notes due 2036

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
millions except per-share amounts	2017	2016
Revenues and Other
Oil sales	$1,663	$850
Natural-gas sales	502	366
Natural-gas liquids sales	289	178
Gathering, processing, and marketing sales	444	240
Gains (losses) on divestitures and other, net	869	40
Total	3,767	1,674
Costs and Expenses
Oil and gas operating	258	208
Oil and gas transportation	249	242
Exploration	1,085	126
Gathering, processing, and marketing	351	215
General and administrative	269	449
Depreciation, depletion, and amortization	1,115	1,149
Production, property, and other taxes	155	117
Impairments	373	16
Other operating expense	22	16
Total	3,877	2,538
Operating Income (Loss)	(110)	(864)
Other (Income) Expense
Interest expense	223	220
(Gains) losses on derivatives, net	(147)	297
Other (income) expense, net	(8)	—
Total	68	517
Income (Loss) Before Income Taxes	(178)	(1,381)
Income tax expense (benefit)	97	(383)
Net Income (Loss)	(275)	(998)
Net income (loss) attributable to noncontrolling interests	43	36
Net Income (Loss) Attributable to Common Stockholders	$(318)	$(1,034)

Per Common Share
Net income (loss) attributable to common stockholders—basic	$(0.58)	$(2.03)
Net income (loss) attributable to common stockholders—diluted	$(0.58)	$(2.03)
Average Number of Common Shares Outstanding—Basic	551	509
Average Number of Common Shares Outstanding—Diluted	551	509
Dividends (per Common Share)	$0.05	$0.05

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
millions	2017	2016
Net Income (Loss)	$(275)	$(998)
Other Comprehensive Income (Loss)
Adjustments for derivative instruments
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	1	3
Income taxes on reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	—	(1)
Total adjustments for derivative instruments, net of taxes	1	2
Adjustments for pension and other postretirement plans
Net gain (loss) incurred during period	(4)	(166)
Income taxes on net gain (loss) incurred during period	1	61
Prior service credit (cost) incurred during period	—	(1)
Income taxes on prior service credit (cost) incurred during period	—	1
Amortization of net actuarial (gain) loss to general and administrative expense	9	8
Income taxes on amortization of net actuarial (gain) loss to general and administrative expense	(3)	(3)
Amortization of net prior service (credit) cost to general and administrative expense	(6)	(15)
Income taxes on amortization of net prior service (credit) cost to general and administrative expense	2	5
Total adjustments for pension and other postretirement plans, net of taxes	(1)	(110)
Total	—	(108)
Comprehensive Income (Loss)	(275)	(1,106)
Comprehensive income (loss) attributable to noncontrolling interests	43	36
Comprehensive Income (Loss) Attributable to Common Stockholders	$(318)	$(1,142)

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

millions	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents ($123 and $359 related to VIEs)	$5,831	$3,184
Accounts receivable (net of allowance of $16 and $14)
Customers ($81 and $70 related to VIEs)	973	1,007
Others ($12 and $80 related to VIEs)	604	721
Other current assets	299	354
Total	7,707	5,266
Properties and Equipment
Cost	64,485	69,013
Less accumulated depreciation, depletion, and amortization	35,420	36,845
Net properties and equipment ($5,264 and $5,050 related to VIEs)	29,065	32,168
Other Assets ($608 and $609 related to VIEs)	2,182	2,226
Goodwill and Other Intangible Assets ($1,214 and $1,221 related to VIEs)	5,739	5,904
Total Assets	$44,693	$45,564

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable
Trade ($166 and $234 related to VIEs)	$1,637	$1,617
Other	342	303
Short-term debt	42	42
Current asset retirement obligations	258	129
Other current liabilities	1,483	1,237
Total	3,762	3,328
Long-term Debt	15,284	15,281
Other Long-term Liabilities
Deferred income taxes	3,664	4,324
Asset retirement obligations ($142 and $140 related to VIEs)	2,684	2,802
Other	4,220	4,332
Total	10,568	11,458

Equity
Stockholders’ equity
Common stock, par value $0.10 per share (1.0 billion shares authorized, 573.0 million and 572.0 million shares issued)	57	57
Paid-in capital	11,914	11,875
Retained earnings	1,330	1,704
Treasury stock (21.1 million and 20.8 million shares)	(1,054)	(1,033)
Accumulated other comprehensive income (loss)	(391)	(391)
Total Stockholders’ Equity	11,856	12,212
Noncontrolling interests	3,223	3,285
Total Equity	15,079	15,497
Total Liabilities and Equity	$44,693	$45,564
__________________________________________________________________
Parenthetical references reflect amounts as of March 31, 2017, and December 31, 2016.

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Total Stockholders’ Equity
millions	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance at December 31, 2016	$57	$11,875	$1,704	$(1,033)	$(391)	$3,285	$15,497
Net income (loss)	—	—	(318)	—	—	43	(275)
Common stock issued (1)	—	42	—	—	—	—	42
Dividends—common stock	—	—	(28)	—	—	—	(28)
Repurchase of common stock	—	—	—	(21)	—	—	(21)
Distributions to noncontrolling interest owners	—	—	—	—	—	(105)	(105)
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	—	—	—	—	1	—	1
Adjustments for pension and other postretirement plans	—	—	—	—	(1)	—	(1)
Cumulative effect of accounting change	—	(3)	(28)	—	—	—	(31)
Balance at March 31, 2017	$57	$11,914	$1,330	$(1,054)	$(391)	$3,223	$15,079
__________________________________________________________________

(1)	Represents share-based compensation expense.

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
millions	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$(275)	$(998)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	1,115	1,149
Deferred income taxes	(660)	(413)
Dry hole expense and impairments of unproved properties	1,012	35
Impairments	373	16
(Gains) losses on divestitures, net	(804)	(2)
Total (gains) losses on derivatives, net	(147)	299
Operating portion of net cash received (paid) in settlement of derivative instruments	(8)	105
Other	83	115
Changes in assets and liabilities
(Increase) decrease in accounts receivable	68	46
Increase (decrease) in accounts payable and other current liabilities	395	(326)
Other items, net	(29)	(163)
Net cash provided by (used in) operating activities	1,123	(137)
Cash Flows from Investing Activities
Additions to properties and equipment	(1,194)	(1,022)
Divestitures of properties and equipment and other assets	2,851	35
Other, net	65	14
Net cash provided by (used in) investing activities	1,722	(973)
Cash Flows from Financing Activities
Borrowings, net of issuance costs	—	4,682
Repayments of debt	(10)	(1,608)
Financing portion of net cash received (paid) for derivative instruments	(37)	(555)
Increase (decrease) in outstanding checks	28	(150)
Dividends paid	(28)	(25)
Repurchase of common stock	(21)	(30)
Issuance of common stock	—	30
Sale of subsidiary units	—	440
Distributions to noncontrolling interest owners	(105)	(78)
Proceeds from conveyance of future hard minerals royalty revenues, net of transaction costs	—	413
Payments of future hard minerals royalty revenues conveyed	(25)	—
Net cash provided by (used in) financing activities	(198)	3,119
Effect of Exchange Rate Changes on Cash	—	(1)
Net Increase (Decrease) in Cash and Cash Equivalents	2,647	2,008
Cash and Cash Equivalents at Beginning of Period	3,184	939
Cash and Cash Equivalents at End of Period	$5,831	$2,947

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

General  Anadarko Petroleum Corporation is engaged in the exploration, development, production, and marketing of oil, natural gas, and NGLs and in the marketing of anticipated production of LNG. In addition, the Company engages in the gathering, processing, treating, and transporting of oil, natural gas, and NGLs as well as gathering and disposal of produced water. The Company also participates in the hard-minerals business through royalty arrangements.

Basis of Presentation  The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain notes and other information have been condensed or omitted. The accompanying interim financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s consolidated financial statements. Certain prior-period amounts have been reclassified to conform to the current-period presentation. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The consolidated financial statements include the accounts of Anadarko and subsidiaries in which Anadarko holds, directly or indirectly, more than 50% of the voting rights and VIEs for which Anadarko is the primary beneficiary. All intercompany transactions have been eliminated. Undivided interests in oil and natural-gas exploration and production joint ventures are consolidated on a proportionate basis. Investments in noncontrolled entities over which Anadarko has the ability to exercise significant influence over operating and financial policies and VIEs for which Anadarko is not the primary beneficiary are accounted for using the equity method. In applying the equity method of accounting, the investments are initially recognized at cost and subsequently adjusted for the Company’s proportionate share of earnings, losses, and distributions. Other investments are carried at original cost. Investments accounted for using the equity method and cost method are included in other assets.

Recently Adopted Accounting Standards  ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, assists in determining whether a transaction should be accounted for as an acquisition or disposal of assets or as a business. This ASU provides a screen that when substantially all of the fair value of the gross assets acquired, or disposed of, are concentrated in a single identifiable asset, or a group of similar identifiable assets, the set will not be considered a business. If the screen is not met, a set must include an input and a substantive process that together significantly contribute to the ability to create an output to be considered a business. The Company’s adoption of this ASU on January 1, 2017, using a prospective approach, could have a material impact on consolidated financial statements as goodwill will not be allocated to divestitures or recorded on acquisitions that are not considered to be a business. The Company’s disposition of Eagleford oil and gas properties in the first quarter of 2017 was not considered a business under this ASU and therefore not allocated goodwill, see Note 3—Acquisitions, Divestitures, and Assets Held for Sale.
ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. The Company adopted this ASU on January 1, 2017, using a modified retrospective approach, and recognized a cumulative adjustment to retained earnings of $31 million during the first quarter of 2017.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, simplifies the accounting for share-based payment transactions, including the income tax consequences, classification on the statement of cash flows, accounting for forfeitures, and classification of awards as either equity or liabilities. The Company adopted this ASU on January 1, 2017. As a result of adoption, share-based compensation excess tax benefits and tax deficiencies are reflected on a prospective basis in the income statement as a component of the provision for income taxes rather than additional paid-in capital as previously recognized. For the three months ended March 31, 2017, the Company recognized a $15 million tax deficiency as an increase to the provision for income taxes. Cash flows related to excess tax benefits have been classified on a prospective basis as operating activities in the statement of cash flows rather than cash inflows from financing activities and cash outflows from operating activities as previously recognized. Prior periods of the statement of cash flows were not adjusted as there was no material impact. In addition, the Company elected to begin accounting for share-based compensation award forfeitures when they occur instead of estimating the number of forfeitures expected. This change in accounting policy for share-based compensation award forfeitures did not have a material impact on the Company’s consolidated financial statements.

New Accounting Standards Issued But Not Yet Adopted  ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, requires presentation of service cost in the same line item(s) as other compensation costs arising from services rendered by employees during the period and presentation of the remaining components of net benefit cost in a separate line item outside operating items. Additionally, only the service cost component of net benefit cost will be eligible for capitalization. The Company will adopt this ASU on January 1, 2018, with retrospective presentation of the service cost component and the other components of net benefit cost in the income statement and prospective presentation for the capitalization of the service cost component of net benefit cost in assets. The Company is evaluating the impact of the adoption of this ASU on its consolidated financial statements.
ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, requires an entity to explain the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents on the statement of cash flows and to provide a reconciliation of the totals in that statement to the related captions in the balance sheet when the cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet. This ASU is effective for annual and interim periods beginning after December 15, 2017, and is required to be adopted using a retrospective approach, with early adoption permitted. The Company is evaluating the impact of the adoption of this ASU on its consolidated financial statements.
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, provides clarification on how certain cash receipts and cash payments are presented and classified on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2017, and is required to be adopted using a retrospective approach if practicable, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Statement of Cash Flows.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), supersedes current revenue recognition requirements and industry-specific guidance. The codification requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Additional disclosures will be required to describe the nature, amount, timing, and uncertainty of revenue and cash flows from contracts with customers. The Company has completed an initial review of contracts in each of its revenue streams and is developing accounting policies to address the provisions of the ASU. While the Company does not currently expect net earnings to be materially impacted, the Company is currently analyzing whether total revenues and total expenses may increase as a result of recognizing both revenue for noncash consideration for services provided by our midstream business and revenue and associated cost of product for the subsequent sale of commodities received as such noncash consideration. Anadarko continues to evaluate the impact of this and other provisions of the ASU on its accounting policies, internal controls, and consolidated financial statements and related disclosures and has not finalized any estimates of the potential impacts. The Company will adopt the new standard on January 1, 2018, using the modified retrospective method with a cumulative adjustment to retained earnings.
ASU 2016-02, Leases (Topic 842), requires lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with a term greater than 12 months on the balance sheet. The provisions of ASU 2016-02 also modify the definition of a lease and outline the requirements for recognition, measurement, presentation, and disclosure of leasing arrangements by both lessees and lessors. This ASU is effective for annual and interim periods beginning after December 15, 2018. The Company is currently analyzing its portfolio of contracts to assess the impact future adoption of this ASU may have on its consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Inventories

The following summarizes the major classes of inventories included in other current assets:

millions	March 31, 2017	December 31, 2016
Oil	$130	$169
Natural gas	19	38
NGLs	94	106
Total inventories	$243	$313

3. Acquisitions, Divestitures, and Assets Held for Sale

Acquisition On December 15, 2016, the Company closed the GOM Acquisition for $1.8 billion using a portion of the net proceeds from the September 2016 issuance of 40.5 million shares of its common stock. The GOM Acquisition constitutes a business combination and was accounted for using the acquisition method of accounting. The fair-value measurements of the assets acquired and liabilities assumed at the acquisition date were still preliminary as of March 31, 2017, pending customary closing adjustments. There were no material changes to the fair value of the assets acquired and liabilities assumed from the amounts included on the Company’s Consolidated Balance Sheet at December 31, 2016.

Property Exchange On March 17, 2017, WES acquired a third party’s 50% nonoperated interest in the DBJV system in exchange for WES’s 33.75% interest in nonoperated Marcellus midstream assets and $155 million in cash. WES funded the cash consideration with cash on hand and recognized a gain of $125 million as a result of this transaction. After the acquisition, the DBJV system is 100% owned by WES and consolidated by Anadarko.

Divestitures and Assets Held for Sale  The following summarizes the proceeds received and gains (losses) recognized on divestitures and assets held for sale for the three months ended March 31:

millions	2017	2016
Proceeds received, net of closing adjustments	$2,851	$35
Gains (losses) on divestitures, net	804	2

During the three months ended March 31, 2017, the Company divested certain U.S. onshore assets located in the Eagleford area of South Texas for net proceeds of $2.1 billion and a net gain of $726 million. These assets were included in the oil and gas exploration and production reporting segment.
Certain Marcellus U.S. onshore assets located in Pennsylvania included in the oil and gas exploration and production and midstream reporting segments satisfied criteria to be considered held for sale during the fourth quarter of 2016, at which time the Company remeasured these assets to their current fair value using a market approach and Level 2 fair-value inputs and recognized a loss of $129 million. The sale of these assets closed during the first quarter of 2017 for net proceeds of $763 million and an additional loss of $44 million. Remaining proceeds of $196 million are currently held in escrow by the purchaser, pending regulatory approval. At March 31, 2017, the Company’s Consolidated Balance Sheet included long-term assets of $215 million, which includes $35 million of goodwill, and long-term liabilities of $15 million, primarily associated with Marcellus assets held in escrow subject to regulatory approval.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Impairments

Impairments of Long-Lived Assets Impairments of long-lived assets are included in impairment expense in the Company’s Consolidated Statements of Income. The following summarizes impairments of long-lived assets and the related post-impairment fair values by segment:

	Three Months Ended
millions	Impairment	Fair Value (1)
March 31, 2017
Oil and gas exploration and production
Gulf of Mexico properties	$204	$231
Midstream	169	49
Total	$373	$280
__________________________________________________________________

(1)
Measured as of the impairment date using the income approach and Level 3 inputs. The primary assumptions used to estimate undiscounted future net cash flows include anticipated future production, commodity prices, and capital and operating costs.

Impairments during the three months ended March 31, 2017, were primarily related to oil and gas properties in the Gulf of Mexico due to lower forecasted commodity prices and a U.S. onshore midstream property due to a reduced throughput fee as a result of a producer’s bankruptcy.

Impairments of Unproved Properties Impairments of unproved properties are included in exploration expense in the Company’s Consolidated Statements of Income. The Company recognized $532 million of impairments of unproved Gulf of Mexico properties during the three months ended March 31, 2017, of which $467 million related to the Shenandoah project. The unproved property balance related to the Shenandoah project originated from the purchase price allocated to Gulf of Mexico exploration projects from the acquisition of Kerr-McGee Corporation in 2006. For additional details on the Shenandoah project, see Note 5—Suspended Exploratory Well Costs.

Potential for Future Impairments

Oil price sensitivity At March 31, 2017, the Company’s estimate of undiscounted future cash flows attributable to certain asset groups, primarily related to international and offshore properties, with a combined net book value of approximately $2.7 billion indicated that the carrying amounts were expected to be recovered; however, these asset groups may be at risk for impairment if the estimates of future cash flows decline. The Company estimates that a 10% decline in oil prices (with all other assumptions unchanged) could result in non-cash impairments in excess of $1.0 billion.

Natural-gas price sensitivity At March 31, 2017, the Company’s estimate of undiscounted future cash flows attributable to certain U.S. onshore asset groups with a combined net book value of approximately $1.3 billion indicated that the carrying amounts were expected to be recovered; however, these asset groups may be at risk for impairment if the estimates of future cash flows decline. The Company estimates that a 10% decline in natural-gas prices (with all other assumptions unchanged) could result in non-cash impairments in excess of $500 million.
It is also reasonably possible that significant declines in commodity prices, further changes to the Company’s drilling plans in response to lower prices, reduction of proved and probable reserve estimates, or increases in drilling or operating costs could result in other additional impairments.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Suspended Exploratory Well Costs

The Company’s suspended exploratory well costs were $1.1 billion at March 31, 2017, and $1.2 billion at December 31, 2016. Projects with suspended exploratory well costs include wells that have sufficient reserves to justify completion as a producing well and sufficient progress is being made in assessing the reserves and the economic and operating viability of the project. If additional information becomes available that raises substantial doubt as to the economic or operational viability of any of these projects, the associated costs will be expensed at that time.
During the three months ended March 31, 2017, the Company expensed suspended exploratory well costs of $435 million related to the Shenandoah project in the Gulf of Mexico, including $267 million previously capitalized for a period greater than one year. The Shenandoah-6 appraisal well and subsequent sidetrack, which completed appraisal activities in April 2017, did not encounter the oil-water contact in the eastern portion of the field. Given the results of this well and the present commodity-price environment, the Company has currently suspended further appraisal activities. Accordingly, the Company determined that the Shenandoah project no longer satisfies the accounting requirements for the continued capitalization of the exploratory well costs.

6. Current Liabilities

Accounts Payable Accounts payable, trade included liabilities of $290 million at March 31, 2017, and $262 million at December 31, 2016, representing the amount by which checks issued but not presented to the Company’s banks for collection exceeded balances in applicable bank accounts. Changes in these liabilities are classified as cash flows from financing activities.

Other Current Liabilities The following summarizes the Company’s other current liabilities:

millions	March 31, 2017	December 31, 2016
Accrued income taxes	$671	$6
Interest payable	161	244
Production, property, and other taxes payable	253	239
Accrued employee benefits	185	355
Other	213	393
Total other current liabilities	$1,483	$1,237

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

Oil and Natural-Gas Production/Processing Derivative Activities  The oil prices listed below are a combination of NYMEX West Texas Intermediate and Intercontinental Exchange, Inc. (ICE) Brent Blend prices. The natural-gas prices listed below are NYMEX Henry Hub prices. The NGLs prices listed below are Oil Price Information Services prices. The following is a summary of the Company’s derivative instruments related to oil and natural-gas production/processing derivative activities at March 31, 2017:

	2017 Settlement	2018 Settlement
Oil
Three-Way Collars (MBbls/d)	91	—
Average price per barrel
Ceiling sold price (call)	$59.80	$—
Floor purchased price (put)	$50.00	$—
Floor sold price (put)	$40.00	$—
Natural Gas
Three-Way Collars (thousand MMBtu/d)	682	250
Average price per MMBtu
Ceiling sold price (call)	$3.60	$3.54
Floor purchased price (put)	$2.75	$2.75
Floor sold price (put)	$2.00	$2.00
Fixed-Price Contracts (thousand MMBtu/d)	19	—
Average price per MMBtu	$2.82	$—

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments (Continued)

Marketing and Trading Derivative Activities  The Company had financial derivative transactions with notional volumes of natural gas totaling 2 Bcf at March 31, 2017, and December 31, 2016, that were entered into to mitigate commodity-price risk related to fixed-price purchase and sales contracts and storage activity.

Interest-Rate Derivatives  Anadarko has outstanding interest-rate swap contracts to manage interest-rate risk associated with anticipated debt issuances. The Company has locked in a fixed interest rate in exchange for a floating interest rate indexed to the three-month LIBOR.
At March 31, 2017, the Company had outstanding interest-rate swaps with a notional amount of $1.6 billion due prior to or in September 2021 that manage interest-rate risk associated with the potential refinancing of the Company’s $900 million Senior Notes due 2019 and the Zero Coupons due 2036, should the Zero Coupons be put to the Company prior to the swap termination dates. At the next put date in October 2017, the accreted value of the Zero Coupons will be $883 million. See Note 8—Debt. Depending on market conditions, liability-management actions, or other factors, the Company may enter into offsetting interest-rate swap positions or settle or amend certain or all of the currently outstanding interest-rate swaps.
Derivative settlements and collateralization are classified as cash flows from operating activities unless the derivatives contain an other-than-insignificant financing element, in which case the settlements and collateralization are classified as cash flows from financing activities. As a result of prior extensions of reference-period start dates without settlement of the related interest-rate derivative obligations, the interest-rate derivatives in the Company’s portfolio contain an other-than-insignificant financing element, and therefore, any settlements or collateralization related to these extended interest-rate derivatives are classified as cash flows from financing activities. Cash payments related to interest-rate swap agreements were $24 million during the three months ended March 31, 2017, and $193 million during the three months ended March 31, 2016.
The Company had the following outstanding interest-rate swaps at March 31, 2017:

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments (Continued)

Effect of Derivative Instruments—Balance Sheet  The following summarizes the fair value of the Company’s derivative instruments:

	Gross Derivative Assets		Gross Derivative Liabilities
millions	March 31,	December 31,	March 31,	December 31,
Balance Sheet Classification	2017	2016	2017	2016
Commodity derivatives
Other current assets	$51	$10	$(31)	$(3)
Other assets	12	9	—	—
Other current liabilities	15	66	(35)	(201)
Other liabilities	—	—	—	(12)
	78	85	(66)	(216)
Interest-rate derivatives
Other current assets	8	8	—	—
Other assets	23	23	—	—
Other current liabilities	—	—	(69)	(48)
Other liabilities	—	—	(1,271)	(1,328)
	31	31	(1,340)	(1,376)
Total derivatives	$109	$116	$(1,406)	$(1,592)

Effect of Derivative Instruments—Statement of Income  The following summarizes gains and losses related to derivative instruments:

millions	Three Months Ended March 31,
Classification of (Gain) Loss Recognized	2017	2016
Commodity derivatives
Gathering, processing, and marketing sales (1)	$—	$2
(Gains) losses on derivatives, net	(135)	(28)
Interest-rate derivatives
(Gains) losses on derivatives, net	(12)	325
Total (gains) losses on derivatives, net	$(147)	$299
__________________________________________________________________

(1)	Represents the effect of Marketing and Trading Derivative Activities.

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
The Company’s derivative instruments are subject to individually negotiated credit provisions that may require collateral of cash or letters of credit depending on the derivative’s portfolio valuation versus negotiated credit thresholds. These credit thresholds may also require full or partial collateralization or immediate settlement of the Company’s obligations if certain credit-risk-related provisions are triggered, such as if the Company’s credit rating from S&P and Moody’s declines to a level that is below investment grade. As of March 31, 2017, the Company’s long-term debt was rated below investment grade (Ba1) by Moody’s and investment grade (BBB) by both S&P and Fitch Ratings. Although certain counterparties required the Company to post collateral due to the Moody’s rating, no counterparties have requested termination or full settlement of derivative positions. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed was $1.2 billion (net of $130 million of collateral) at March 31, 2017, and $1.4 billion (net of $117 million of collateral) at December 31, 2016.

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
The following summarizes the fair value of the Company’s derivative assets and liabilities by input level within the fair-value hierarchy:

millions	Level 1	Level 2	Level 3	Netting (1)	Collateral	Total
March 31, 2017
Assets
Commodity derivatives	$—	$78	$—	$(45)	$—	$33
Interest-rate derivatives	—	31	—	—	—	31
Total derivative assets	$—	$109	$—	$(45)	$—	$64
Liabilities
Commodity derivatives	$(1)	$(65)	$—	$45	$2	$(19)
Interest-rate derivatives	—	(1,340)	—	—	130	(1,210)
Total derivative liabilities	$(1)	$(1,405)	$—	$45	$132	$(1,229)

December 31, 2016
Assets
Commodity derivatives	$2	$83	$—	$(69)	$—	$16
Interest-rate derivatives	—	31	—	—	—	31
Total derivative assets	$2	$114	$—	$(69)	$—	$47
Liabilities
Commodity derivatives	$(3)	$(213)	$—	$69	$6	$(141)
Interest-rate derivatives	—	(1,376)	—	—	117	(1,259)
Total derivative liabilities	$(3)	$(1,589)	$—	$69	$123	$(1,400)
 __________________________________________________________________

(1)	Represents the impact of netting commodity derivative assets and liabilities with counterparties where the Company has the contractual right and intends to net settle.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt

Debt  The following summarizes the Company’s outstanding debt, including capital lease obligations, after eliminating the effect of intercompany transactions:

millions	WES	WGP (1)	Anadarko (2)	Anadarko Consolidated
March 31, 2017
Total borrowings at face value	$3,120	$28	$13,550	$16,698
Net unamortized discounts, premiums, and debt issuance costs (3)	(28)	—	(1,587)	(1,615)
Total borrowings (4)	3,092	28	11,963	15,083
Capital lease obligations	—	—	243	243
Less short-term debt	—	—	42	42
Total long-term debt	$3,092	$28	$12,164	$15,284

December 31, 2016
Total borrowings at face value	$3,120	$28	$13,558	$16,706
Net unamortized discounts, premiums, and debt issuance costs (3)	(29)	—	(1,599)	(1,628)
Total borrowings (4)	3,091	28	11,959	15,078
Capital lease obligations	—	—	245	245
Less short-term debt	—	—	42	42
Total long-term debt	$3,091	$28	$12,162	$15,281
__________________________________________________________________

(1)	Excludes WES.

(2)	Excludes WES and WGP.

(3)
Unamortized discounts, premiums, and debt issuance costs are amortized over the term of the related debt. Debt issuance costs related to RCFs are included in other current assets and other assets on the Company’s Consolidated Balance Sheets.

(4)	The Company’s outstanding borrowings, except for borrowings under the WGP RCF, are senior unsecured.

Fair Value  The Company uses a market approach to determine the fair value of its fixed-rate debt using observable market data, which results in a Level 2 fair-value measurement. The carrying amount of floating-rate debt approximates fair value as the interest rates are variable and reflective of market rates. The estimated fair value of the Company’s total borrowings was $17.0 billion at March 31, 2017, and $17.1 billion at December 31, 2016.

Anadarko Borrowings  Anadarko has a $3.0 billion five-year senior unsecured RCF maturing in January 2021 (Five-Year Facility) and a $2.0 billion 364-day senior unsecured RCF (364-Day Facility). In January 2017, the Company extended the maturity date of the 364-Day Facility until January 2018. At March 31, 2017, the Company had no outstanding borrowings under the Five-Year Facility or the 364-Day Facility and was in compliance with all related covenants.
Anadarko’s Zero Coupons can be put to the Company in October of each year, in whole or in part, for the then-accreted value, which will be $883 million at the next put date in October 2017. Anadarko’s Zero Coupons were classified as long-term debt on the Company’s Consolidated Balance Sheet at March 31, 2017, as the Company has the ability and intent to refinance these obligations using long-term debt, should the put be exercised.
In January 2015, the Company initiated a commercial paper program, which allows for a maximum of $3.0 billion of unsecured commercial paper notes and is supported by the Five-Year Facility. The maturities of the commercial paper notes may vary, but may not exceed 397 days. Due to the Company’s below-investment-grade credit rating from Moody’s, the Company currently does not have access to the commercial paper market and had no outstanding borrowings under the commercial paper program at March 31, 2017.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt (Continued)

The Company also has notes payable related to its ownership of certain noncontrolling mandatorily redeemable interests that are not included in the Company’s reported debt balance and do not affect consolidated interest expense. See Note 8—Equity Method Investments in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

WES and WGP Borrowings  At March 31, 2017, WES was in compliance with all related covenants contained in its $1.2 billion five-year senior unsecured RCF maturing in February 2020 (WES RCF), which is expandable to $1.5 billion. At March 31, 2017, WES had no outstanding borrowings under its RCF, had outstanding letters of credit of $5 million, and had available borrowing capacity of $1.195 billion.
At March 31, 2017, WGP was in compliance with all related covenants contained in its $250 million three-year senior secured RCF maturing in March 2019 (WGP RCF), which is expandable to $500 million subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions. Obligations under the WGP RCF are secured by a first priority lien on all of WGP’s assets (not including the consolidated assets of WES) as well as all equity interests owned by WGP. At March 31, 2017, WGP had outstanding borrowings under its RCF of $28 million at an interest rate of 2.99% and had available borrowing capacity of $222 million.

9. Income Taxes

The following summarizes income tax expense (benefit) and effective tax rates:

	Three Months Ended March 31,
millions except percentages	2017	2016
Income tax expense (benefit)	$97	$(383)
Income (loss) before income taxes	(178)	(1,381)
Effective tax rate	(54)%	28%

The Company reported a loss before income taxes for the three months ended March 31, 2017 and 2016. As a result, items that ordinarily increase or decrease the tax rate will have the opposite effect. The decrease from the 35% U.S. federal statutory rate for the three months ended March 31, 2017, was primarily attributable to the following decreases:

•	state taxes, net of federal benefit

•	non-deductible Algerian exceptional profits tax for Algerian income tax purposes

•	tax impact from foreign operations

•	net changes in uncertain tax positions

•	tax deficiency related to share-based compensation due to the adoption of ASU 2016-09, see Note 1—Summary of Significant Accounting Policies
These decreases were partially offset by the following increases:
•income attributable to noncontrolling interests
•federal manufacturing deduction

The decrease from the 35% U.S. federal statutory rate for the three months ended March 31, 2016, was primarily attributable to non-deductible Algerian exceptional profits tax for Algerian income tax purposes, the tax impact from foreign operations, and net changes in uncertain tax positions.
At March 31, 2017, the Company’s Consolidated Balance Sheet included $167 million of income taxes receivable presented in accounts receivable—others.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Contingencies

Litigation  There are no material developments in previously reported contingencies nor are there any other material matters that have arisen since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

11. Restructuring Charges

In the first quarter of 2016, the Company initiated a workforce reduction program to align the size and composition of its workforce with its expected future operating and capital plans. Employee notifications related to the workforce reduction program were completed by June 30, 2016. The Company recognized $203 million of restructuring charges included in G&A in the Company’s Consolidated Statements of Income during the three months ended March 31, 2016. All restructuring charges were recognized in 2016, with the exception of an estimated $29 million of settlement expense expected to be recognized during 2017 for lump-sum payments to terminated participants for which the amount could vary depending on market conditions and participant elections.

12. Pension Plans and Other Postretirement Benefits

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

	Pension Benefits		Other Benefits
millions	2017	2016	2017	2016
Three Months Ended March 31
Service cost	$21	$26	$—	$1
Interest cost	21	26	3	3
Expected (return) loss on plan assets	(21)	(27)	—	—
Amortization of net actuarial loss (gain)	6	8	—	—
Amortization of net prior service cost (credit)	—	—	(6)	(6)
Settlement expense	3	—	—	—
Termination benefits expense (1)	4	44	—	—
Curtailment expense (1)	—	8	—	(3)
Net periodic benefit cost	$34	$85	$(3)	$(5)
__________________________________________________________________

(1)
Termination benefits expense and curtailment expense for the three months ended March 31, 2016, relate to the workforce reduction program initiated in the first quarter of 2016. See Note 11—Restructuring Charges.

The Company contributed $60 million during the three months ended March 31, 2017, and expects to contribute an additional $107 million to funded pension plans during 2017.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Stockholders’ Equity

Earnings Per Share  The Company’s basic earnings per share (EPS) is computed based on the average number of shares of common stock outstanding for the period and includes the effect of any participating securities and Tangible Equity Units (TEUs) as appropriate. Diluted EPS includes the effect of the Company’s outstanding stock options, restricted stock awards, restricted stock units, TEUs, and WES Series A Preferred units, if the inclusion of these items is dilutive.
The following provides a reconciliation between basic and diluted EPS attributable to common stockholders:

	Three Months Ended March 31,
millions except per-share amounts	2017	2016
Net income (loss)
Net income (loss) attributable to common stockholders	$(318)	$(1,034)
Income (loss) effect of TEUs	(2)	(1)
Basic	$(320)	$(1,035)
Diluted	$(320)	$(1,035)
Shares
Average number of common shares outstanding—basic	551	509
Average number of common shares outstanding—diluted	551	509
Excluded due to anti-dilutive effect	11	10
Net income (loss) per common share
Basic	$(0.58)	$(2.03)
Diluted	$(0.58)	$(2.03)

14. Noncontrolling Interests

WES is a limited partnership formed by Anadarko to acquire, own, develop, and operate midstream assets. During 2016, WES issued 22 million Series A Preferred units to private investors for net proceeds of $687 million, and issued 1.3 million common units to the Company. Proceeds from these issuances were primarily used to acquire interests in Springfield Pipeline LLC from the Company. Pursuant to an agreement between WES and the holders of the Series A Preferred units, 50% of the Series A Preferred units converted into WES common units on a one-for-one basis March 1, 2017, with the remaining Series A Preferred units to be converted in May 2017.
WES Class C units issued to Anadarko will convert into WES common units on a one-for-one basis on the conversion date, which was extended in February 2017 from December 31, 2017, to March 1, 2020. The Class C units receive quarterly distributions in the form of additional Class C units until the March 1, 2020 conversion date unless WES elects to convert the units to common units earlier or Anadarko elects to extend the conversion date. WES distributed 179 thousand Class C units to Anadarko during the three months ended March 31, 2017, and 946 thousand Class C units to Anadarko during 2016.
WGP is a limited partnership formed by Anadarko to own interests in WES. During 2016, Anadarko sold 12.5 million WGP common units to the public for net proceeds of $476 million. At March 31, 2017, Anadarko’s ownership interest in WGP consisted of an 81.6% limited partner interest and the entire non-economic general partner interest. The remaining 18.4% limited partner interest in WGP was owned by the public.
At March 31, 2017, WGP’s ownership interest in WES consisted of a 29.9% limited partner interest, the entire 1.5% general partner interest, and all of the WES incentive distribution rights. At March 31, 2017, Anadarko also owned an 8.7% limited partner interest in WES through other subsidiaries’ ownership of common and Class C units. The remaining 59.9% limited partner interest in WES was owned by the public.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Variable Interest Entities

Consolidated VIEs The Company determined that the partners in WGP and WES with equity at risk lack the power, through voting rights or similar rights, to direct the activities that most significantly impact WGP’s and WES’s economic performance; therefore, WGP and WES are considered VIEs. Anadarko, through its ownership of the general partner interest in WGP, has the power to direct the activities that most significantly affect economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to WGP and WES, therefore Anadarko is considered the primary beneficiary and consolidates WGP and WES. See Note 14—Noncontrolling Interests for additional information on WGP and WES.

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
All outstanding debt for WES at March 31, 2017, and December 31, 2016, including any borrowings under the WES RCF, is recourse to WES’s general partner, which in turn has been indemnified in certain circumstances by certain wholly owned subsidiaries of the Company for such liabilities. All outstanding debt for WGP at March 31, 2017, and December 31, 2016, including any borrowings under the WGP RCF, is recourse to WGP’s general partner, which is a wholly owned subsidiary of the Company. See Note 8—Debt for additional information on WGP and WES long-term debt balances.

VIE Financing WGP’s sources of liquidity include borrowings under its RCF and distributions from WES. WES’s sources of liquidity include cash and cash equivalents, cash flows generated from operations, interest income from a note receivable from Anadarko as discussed below, borrowings under its RCF, the issuance of additional partnership units, or debt offerings. See Note 8—Debt and Note 14—Noncontrolling Interests for additional information on WGP and WES financing activity.

Financial Support Provided to VIEs Concurrent with the closing of its May 2008 IPO, WES loaned the Company $260 million in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The related interest income for WES was $4 million for each of the three months ended March 31, 2017 and 2016. The note receivable and related interest income are eliminated in consolidation.
In March 2015, WES acquired the Company’s interest in DBJV. The acquisition was financed using a deferred purchase price obligation which requires a cash payment from WES to the Company due on March 31, 2020. The cash payment due to the Company is equal to eight multiplied by the average of WES’s share in DBJV Net Earnings (defined below) for 2018 and 2019 less WES’s share of capital expenditures incurred for DBJV from March 1, 2015 to February 29, 2020. Net Earnings is defined as all revenues less cost of product, operating expenses, and property taxes. The net present value of this obligation was $37 million at March 31, 2017, and $41 million at December 31, 2016. The reduction in the value of the deferred purchase price obligation was primarily due to revisions reflecting a decrease in WES’s estimate of future Net Earnings, partially offset by a decrease in WES’s estimate of capital expenditures to be incurred by DBJV.
In order to reduce WES’s exposure to a majority of the commodity-price risk inherent in certain of their contracts, Anadarko has commodity price swap agreements in place with WES expiring on December 31, 2017. WES has recorded a capital contribution from Anadarko in its Consolidated Statement of Equity and Partners’ Capital for the amount by which the swap price exceeds the applicable market price. WES recorded a capital contribution from Anadarko of $12 million for the three months ended March 31, 2017, and $7 million for the three months ended March 31, 2016.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16. Supplemental Cash Flow Information

Additions to properties and equipment as presented within Anadarko’s cash flows from investing activities include cash payments for cost of properties, equipment, and facilities. The cost of properties includes the initial capitalization of drilling costs associated with all exploratory wells whether or not they were deemed to have a commercially sufficient quantity of proved reserves.
The following summarizes cash paid (received) for interest and income taxes, as well as non-cash investing and financing activities:

	Three Months Ended March 31,
millions	2017	2016
Cash paid (received)
Interest, net of amounts capitalized	$308	$299
Income taxes, net of refunds	1	(8)
Non-cash investing activities
Fair value of properties and equipment from non-cash transactions	$549	$—
Asset retirement cost additions	61	27
Accruals of property, plant, and equipment	608	623
Net liabilities assumed (divested) in acquisitions and divestitures	(82)	—
Non-cash investing and financing activities
FPSO construction period obligation (1)	$—	$2
Deferred drilling lease liability	7	—
__________________________________________________________________

(1)	Upon completion of the FPSO in the third quarter of 2016, the Company reported the construction period obligation as a capital lease obligation based on the fair value of the FPSO.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17. Segment Information

Anadarko’s business segments are separately managed due to distinct operational differences and unique technology, distribution, and marketing requirements. The Company’s three reporting segments are oil and gas exploration and production, midstream, and marketing. The oil and gas exploration and production segment explores for and produces oil, natural gas, and NGLs and plans for the development and operation of the Company’s LNG project in Mozambique. The midstream segment engages in gathering, processing, treating, and transporting Anadarko and third-party oil, natural-gas, and NGLs production as well as gathering and disposal of produced water. The midstream reporting segment consists of two operating segments, WES and other midstream, which are aggregated into one reporting segment due to similar financial and operating characteristics. The marketing segment sells much of Anadarko’s oil, natural-gas, and NGLs production as well as third-party purchased volumes.
To assess the performance of Anadarko’s operating segments, the chief operating decision maker analyzes Adjusted EBITDAX. The Company defines Adjusted EBITDAX as income (loss) before income taxes; interest expense; DD&A; exploration expense; gains (losses) on divestitures, net; impairments; total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives; and certain items not related to the Company’s normal operations, less net income (loss) attributable to noncontrolling interests. During the periods presented, restructuring charges related to the workforce reduction program included in G&A did not relate to the Company’s normal operations.
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

	Three Months Ended March 31,
millions	2017	2016
Income (loss) before income taxes	$(178)	$(1,381)
Interest expense	223	220
DD&A	1,115	1,149
Exploration expense	1,085	126
(Gains) losses on divestitures, net	(804)	(2)
Impairments	373	16
Total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives	(155)	404
Restructuring charges	(1)	203
Other operating expense	—	1
Less net income (loss) attributable to noncontrolling interests	43	36
Consolidated Adjusted EBITDAX	$1,615	$700

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17. Segment Information (Continued)

Information presented below as “Other and Intersegment Eliminations” includes corporate costs, results from hard-minerals royalties, net cash from settlement of commodity derivatives, and net income (loss) attributable to noncontrolling interests. The following summarizes selected financial information for Anadarko’s reporting segments:

millions	Oil and Gas Exploration & Production	Midstream	Marketing	Other and Intersegment Eliminations	Total
Three Months Ended March 31, 2017
Sales revenues	$1,524	$225	$1,149	$—	$2,898
Intersegment revenues	871	361	(1,024)	(208)	—
Other (1)	2	33	6	24	65
Total revenues and other (2)	2,397	619	131	(184)	2,963
Operating costs and expenses (3)	866	317	165	(43)	1,305
Net cash from settlement of commodity derivatives	—	—	—	6	6
Other (income) expense, net	—	—	—	(8)	(8)
Net income (loss) attributable to noncontrolling interests (1)	—	—	—	43	43
Total expenses and other	866	317	165	(2)	1,346
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	(2)	—	(2)
Adjusted EBITDAX	$1,531	$302	$(36)	$(182)	$1,615

Three Months Ended March 31, 2016
Sales revenues	$711	$125	$798	$—	$1,634
Intersegment revenues	601	302	(663)	(240)	—
Other (1)	(1)	13	1	25	38
Total revenues and other (2)	1,311	440	136	(215)	1,672
Operating costs and expenses (3)	773	183	176	(89)	1,043
Net cash from settlement of commodity derivatives	—	—	—	(103)	(103)
Net income (loss) attributable to noncontrolling interests	—	—	—	36	36
Total expenses and other	773	183	176	(156)	976
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	4	—	4
Adjusted EBITDAX	$538	$257	$(36)	$(59)	$700
 __________________________________________________________________

(1)
Presentation has been adjusted to align with the current analysis of segment performance. Net income (loss) attributable to noncontrolling interests, previously reported within the Midstream segment, is now presented within Other and Intersegment Eliminations. Other revenues, previously reported within Other and Intersegment Eliminations, is now presented within the applicable segments.

(2)	Total revenues and other excludes gains (losses) on divestitures, net since these gains and losses are excluded from Adjusted EBITDAX.

(3)	Operating costs and expenses excludes exploration expense, DD&A, impairments, restructuring charges, and certain other operating expenses since these expenses are excluded from Adjusted EBITDAX.

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

•
other factors discussed below and elsewhere in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, this Form 10-Q, and in the Company’s other public filings, press releases, and discussions with Company management

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this Form 10-Q in Part I, Item 1; the information set forth in the Risk Factors under Part II, Item 1A; the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016; and the information set forth in the Risk Factors under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

MANAGEMENT OVERVIEW

In 2017, Anadarko continues to optimize and further concentrate its portfolio on higher-return, oil-levered opportunities in areas where it possesses both scale and competitive advantages, namely the Delaware and DJ basins in the U.S. onshore and deepwater Gulf of Mexico. The GOM Acquisition expanded Anadarko’s operated infrastructure and substantial tie-back inventory and doubled its net production from the Gulf of Mexico to approximately 160 MBOE/d, more than 80% of which is comprised of oil. The acquired assets are expected to generate substantial cash flow over the next five years at current strip prices. The Company plans to use the cash flows from the Gulf of Mexico as well as from our international cash generating assets to fund growth in the Company’s unconventional assets in the Delaware and DJ basins. The Company ended the first quarter of 2017 with 14 operated drilling rigs in the Delaware basin and 6 operated drilling rigs in the DJ basin, which compares to 9 operated drilling rigs in the Delaware basin and 5 operated drilling rigs in the DJ basin at year-end 2016. In the deepwater Gulf of Mexico, Anadarko has three floating rigs drilling with a focus on leveraging the Company’s expansive infrastructure position.
Anadarko currently estimates a 2017 initial capital spending range of $5.4 billion to $5.7 billion, which represents an increase of more than 63% from 2016. The estimated capital spending range includes approximately $900 million to $1.0 billion for WES. The Company has currently allocated approximately 80% of its 2017 capital spending budget to the U.S. onshore upstream and midstream and deepwater Gulf of Mexico; 15% to future value areas, such as deepwater exploration and global LNG; 2% to international cash generation assets, such as oil projects in Algeria and Ghana; and 3% to corporate activities. The Company’s 2017 initial capital program was designed to leverage its streamlined portfolio and sharpened focus on higher-margin oil production. The Company will continue to evaluate the oil and natural-gas price environments and may adjust its capital spending plans while maintaining appropriate liquidity and financial flexibility.
As an oil and natural-gas exploration and production company, Anadarko’s revenues, operating results, cash flows from operations, capital spending, and future growth rates are highly influenced by commodity prices, which affect the value the Company receives from its sales of oil, natural gas, and NGLs.

Significant operating and financial activities for the first quarter of 2017 include the following:

Total Company

•	Anadarko’s overall sales-volume product mix increased to 61% liquids in the first quarter of 2017, compared to 53% in the first quarter of 2016, which significantly improved margins.

•
Anadarko’s first-quarter oil sales volumes averaged 367 MBbls/d, representing a 16% increase from the first quarter of 2016, primarily due to increased volumes from the GOM Acquisition and the startup of TEN offshore Ghana, partially offset by divestitures of U.S. onshore oil and gas assets in 2016 and 2017.

U.S. Onshore

•	Oil sales volumes in the Delaware basin increased 10 MBbls/d, representing a 46% increase from the first quarter of 2016, due to increased drilling activity.

•	WES acquired a third party’s 50% nonoperated interest in the DBJV system in exchange for WES’s 33.75% interest in nonoperated Marcellus midstream assets and $155 million in cash.

•	Anadarko closed the divestiture of its Eagleford and Marcellus assets during the quarter for net proceeds of $2.8 billion, prior to final closing adjustments.
Gulf of Mexico

•	Oil sales volumes averaged 125 MBbls/d, representing a 116% increase from the first quarter of 2016, primarily due to the GOM Acquisition and continued tieback activity at several facilities.

International

•
First-quarter sales volumes averaged 104 MBbls/d, representing a 17% increase from the first quarter of 2016, primarily as a result of the TEN development project (19% nonoperated participating interest) in Ghana achieving first oil in the third quarter of 2016.

•
Interim mooring of the FPSO at the Jubilee field in Ghana commenced in the fourth quarter of 2016 and was completed during the first quarter of 2017. Final decisions and approvals will be sought for the long-term turret system solution in mid-2017. It is anticipated that a facility shutdown of up to 12 weeks may be required in the second half of 2017. The partnership is actively seeking optimization solutions to minimize the duration of any shutdown period.

•
During the quarter, the Company made progress towards finalizing major components of the legal and contractual framework for the LNG project in Mozambique, which will support investment, beginning with the resettlement project, and also position the Company to secure long-term LNG offtake contracts.

Financial

•	The Company generated $1.1 billion of cash flow from operations and ended the quarter with $5.8 billion of cash.

•	In January 2017, the Company extended the maturity date of the 364-Day Facility until January 2018.

FINANCIAL RESULTS

	Three Months Ended March 31,
millions except per-share amounts	2017	2016
Oil, natural-gas, and NGLs sales	$2,454	$1,394
Gathering, processing, and marketing sales	444	240
Gains (losses) on divestitures and other, net	869	40
Revenues and other	$3,767	$1,674
Costs and expenses	3,877	2,538
Other (income) expense	68	517
Income tax expense (benefit)	97	(383)
Net income (loss) attributable to common stockholders	$(318)	$(1,034)
Net income (loss) per common share attributable to common stockholders—diluted	$(0.58)	$(2.03)
Average number of common shares outstanding—diluted	551	509

The following discussion pertains to Anadarko’s results of operations, financial condition, and changes in financial condition. Any increases or decreases “for the three months ended March 31, 2017,” refer to the comparison of the three months ended March 31, 2017, to the three months ended March 31, 2016. The primary factors that affect the Company’s results of operations include commodity prices for oil, natural gas, and NGLs; sales volumes; the cost of finding such reserves; and operating costs.

Revenues and Sales Volumes

	Three Months Ended March 31,
millions except percentages	Oil	Natural Gas	NGLs	Total
2016 sales revenues	$850	$366	$178	$1,394
Changes associated with prices	684	210	126	1,020
Changes associated with sales volumes	129	(74)	(15)	40
2017 sales revenues	$1,663	$502	$289	$2,454
Increase (decrease) vs. 2016	96%	37%	62%	76%

The above table illustrates the effects of the increase in commodity prices and changes associated with sales volumes, which include increases related to the GOM Acquisition (primarily oil) and decreases associated with U.S. onshore asset divestitures (primarily natural gas).

The following provides Anadarko’s sales volumes for the three months ended March 31:

	2017	Inc (Dec) vs. 2016	2016
Barrels of Oil Equivalent
(MMBOE except percentages)
United States	62	(7)%	67
International	10	16	8
Total barrels of oil equivalent	72	(5)	75

Barrels of Oil Equivalent per Day
(MBOE/d except percentages)
United States	691	(6)%	738
International	104	17	89
Total barrels of oil equivalent per day	795	(4)	827

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

Oil Sales Revenues, Average Prices, and Volumes

	Three Months Ended March 31,
	2017	Inc (Dec) vs. 2016	2016
Oil sales revenues (millions)	$1,663	96%	$850

United States
Sales volumes—MMBbls	24	15%	21
MBbls/d	269	16	232
Price per barrel	$49.23	76	$28.04

International
Sales volumes—MMBbls	9	16%	8
MBbls/d	98	18	83
Price per barrel	$53.36	56	$34.11

Total
Sales volumes—MMBbls	33	15%	29
MBbls/d	367	16	315
Price per barrel	$50.34	70	$29.65

The following summarizes primary drivers for the change in oil sales revenues:

millions	Change in Revenues	Due to Change in Prices	Due to Change in Volumes
Three months ended March 31, 2017 vs. 2016	$813	$684	$129

Oil Prices
The average oil price received increased for the three months ended March 31, 2017, primarily due to OPEC’s agreement to reduce production for the first six months of 2017, which reduced the global oversupply.

Oil Sales Volumes
2017 vs. 2016  The Company’s oil sales volumes increased by 52 MBbls/d for the three months ended March 31, 2017, primarily due to the following:
U.S. Onshore

•	Sales volumes for the Delaware basin increased by 10 MBbls/d for the three months ended March 31, 2017, primarily due to continued drilling activity.

•	Sales volumes for the DJ basin decreased by 16 MBbls/d for the three months ended March 31, 2017, primarily due to reduced capital investment during the low commodity price cycle in 2016.

•	Sales volumes for Eagleford decreased by 15 MBbls/d for the three months ended March 31, 2017, primarily due to the sale of the assets in March 2017.
Gulf of Mexico

•	Sales volumes increased by 67 MBbls/d for the three months ended March 31, 2017, primarily due to the GOM Acquisition in December 2016.
International

•
Sales volumes for Ghana increased by 10 MBbls/d for the three months ended March 31, 2017, primarily due to liftings from the TEN development project, which came online late in the third quarter of 2016.

Natural-Gas Sales Volumes, Average Prices, and Revenues

	Three Months Ended March 31,
	2017	Inc (Dec) vs. 2016	2016
Natural-gas sales revenues (millions)	$502	37%	$366

United States
Sales volumes—Bcf	167	(20)%	210
MMcf/d	1,859	(19)	2,303
Price per Mcf	$3.00	71	$1.75

The following summarizes primary drivers for the change in natural-gas sales revenues:

millions	Change in Revenues	Due to Change in Prices	Due to Change in Volumes
Three months ended March 31, 2017 vs. 2016	$136	$210	$(74)

Natural-Gas Prices
The average natural-gas price Anadarko received increased for the three months ended March 31, 2017, primarily due to the industry’s year-over-year production declines. This lower domestic production resulted in lower gas in storage despite lower residential and commercial demand due to warmer than normal temperatures in the first quarter of 2017.

Natural-Gas Sales Volumes
2017 vs. 2016  The Company’s natural-gas sales volumes decreased by 444 MMcf/d for the three months ended March 31, 2017, primarily due to the following:
U.S. Onshore

•	Sales volumes for Eagleford decreased by 61 MMcf/d for the three months ended March 31, 2017, primarily due to the sale of the assets in March 2017.

•	Sales volumes for Marcellus decreased by 43 MMcf/d for the three months ended March 31, 2017, primarily due to natural production declines. The assets were sold on March 31, 2017.

•	Sales volumes decreased by 402 MMcf/d for the three months ended March 31, 2017, primarily due to the sale of certain Wyoming and East Texas/Louisiana assets in 2016.
Gulf of Mexico

•	Sales volumes increased by 44 MMcf/d for the three months ended March 31, 2017, primarily due to the GOM Acquisition in December 2016.

Natural-Gas Liquids Sales Volumes, Average Prices, and Revenues

	Three Months Ended March 31,
	2017	Inc (Dec) vs. 2016	2016
Natural-gas liquids sales revenues (millions)	$289	62%	$178

United States
Sales volumes—MMBbls	10	(10)%	11
MBbls/d	112	(9)	122
Price per barrel	$26.57	77	$14.98

International
Sales volumes—MMBbls	1	14%	—
MBbls/d	6	15	6
Price per barrel	$37.57	65	$22.78

Total
Sales volumes—MMBbls	11	(9)%	11
MBbls/d	118	(8)	128
Price per barrel	$27.17	77	$15.32

NGLs sales represent revenues from the sale of product derived from the processing of Anadarko’s natural-gas production. The following summarizes primary drivers for the change in NGLs sales revenues:

millions	Change in Revenues	Due to Change in Prices	Due to Change in Volumes
Three months ended March 31, 2017 vs. 2016	$111	$126	$(15)

NGLs Prices
The average NGLs price received increased for the three months ended March 31, 2017, primarily due to increased propane and butane prices stemming from higher demand.

NGLs Sales Volumes
2017 vs. 2016  The Company’s NGLs sales volumes decreased by 10 MBbls/d for the three months ended March 31, 2017, primarily due to the following:
U.S. Onshore

•	Sales volumes for DJ basin increased by 9 MBbls/d for the three months ended March 31, 2017, primarily due to improved well performance.

•	Sales volumes decreased by 22 MBbls/d for the three months ended March 31, 2017, primarily due to the sale of certain Wyoming and East Texas/Louisiana assets in 2016.
Gulf of Mexico

•	Sales volumes increased by 5 MBbls/d for the three months ended March 31, 2017, primarily due to the GOM Acquisition in December 2016.

Gathering, Processing, and Marketing

	Three Months Ended March 31,
millions except percentages	2017	Inc (Dec) vs. 2016	2016
Gathering, processing, and marketing sales	$444	85%	$240
Gathering, processing, and marketing expense	351	63	215
Total gathering, processing, and marketing, net	$93	NM	$25

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
Gathering, processing, and marketing, net increased by $68 million for the three months ended March 31, 2017, primarily related to an increase in throughput volumes at the DBM complex in the Delaware basin due to downtime throughout the first quarter of 2016 and higher natural-gas and NGLs marketing margins during the first quarter of 2017.

Gains (Losses) on Divestitures and Other, net

	Three Months Ended March 31,
millions except percentages	2017	Inc (Dec) vs. 2016	2016
Gains (losses) on divestitures, net	$804	NM	$2
Other	65	71%	38
Total gains (losses) on divestitures and other, net	$869	NM	$40

Gains (losses) on divestitures and other, net includes gains (losses) on divestitures and other operating revenues, including hard-minerals royalties, earnings from equity investments, and other revenues.
For the three months ended March 31, 2017, Anadarko divested certain non-core U.S. onshore assets and recognized net gains of $804 million.
See Note 3—Acquisitions, Divestitures, and Assets Held for Sale in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q for additional information.

Costs and Expenses

The following provides Anadarko’s total costs and expenses for three months ended March 31:

millions	2017	2016
Oil and gas operating	$258	$208
Oil and gas transportation	249	242
Exploration	1,085	126
Gathering, processing, and marketing	351	215
General and administrative	269	449
Depreciation, depletion, and amortization	1,115	1,149
Production, property, and other taxes	155	117
Impairments	373	16
Other operating expense	22	16
Total	$3,877	$2,538

Oil and Gas Operating Expenses

	Three Months Ended March 31,
	2017	Inc (Dec) vs. 2016	2016
Oil and gas operating (millions)	$258	24%	$208
Oil and gas operating—per BOE	3.60	30	2.77

Oil and gas operating expense increased by $50 million for the three months ended March 31, 2017, primarily due to the following:

•	higher overall operating costs of $54 million primarily related to the GOM Acquisition

•
higher non-operated costs of $32 million in Ghana partially related to the completion of interim mooring of the Jubilee FPSO during the first quarter of 2017 along with production from the TEN development, which came online late in the third quarter of 2016

•	lower expenses of $21 million as a result of U.S. onshore asset divestitures
The related costs per BOE increased by $0.83 for the three months ended March 31, 2017, primarily due to increased costs as discussed above and shifting to a higher-return, oil-levered portfolio.

Exploration Expense

	Three Months Ended March 31,
millions	2017	2016
Exploration Expense
Dry hole expense	$476	$11
Impairments of unproved properties	537	24
Geological and geophysical expense	37	37
Exploration overhead and other	35	54
Total exploration expense	$1,085	$126

For the three months ended March 31, 2017, total exploration expense increased by $959 million primarily related to the following:

Dry Hole Expense
Dry hole expense increased by $465 million, primarily due to the following:

•
The Company expensed suspended exploratory well costs of $435 million during the three months ended March 31, 2017, related to the Shenandoah project in the Gulf of Mexico. See Note 5—Suspended Exploratory Well Costs in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

•	The Company expensed $41 million during the three months ended March 31, 2017, due to unsuccessful drilling activities primarily associated with the Gulf of Mexico and an international property.

Impairments of Unproved Properties

•
The Company recognized $532 million of impairments of unproved Gulf of Mexico properties during the three months ended March 31, 2017, of which $467 million related to the Shenandoah project. The unproved property balance related to the Shenandoah project originated from the purchase price allocated to the Gulf of Mexico exploration projects from the acquisition of Kerr-McGee Corporation in 2006. See Note 5—Suspended Exploratory Well Costs in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

General and Administrative Expenses

	Three Months Ended March 31,
millions except percentages	2017	Inc (Dec) vs. 2016	2016
General and administrative	$269	(40)%	$449

For the three months ended March 31, 2017, G&A decreased by $180 million primarily due to charges of $203 million in the first quarter of 2016 associated with the workforce reduction program. See Note 11—Restructuring Charges in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Impairments

The Company recognized the following impairments:

	Three Months Ended March 31,
millions	2017	2016
Oil and gas exploration and production
U.S. onshore properties	$—	$4
Gulf of Mexico properties	204	1
Cost-method investment	—	1
Midstream	169	10
Total	$373	$16

Impairments during the three months ended March 31, 2017, were primarily related to oil and gas properties in the Gulf of Mexico due to lower forecasted commodity prices and a U.S. onshore midstream property due to a reduced throughput fee as a result of a producer’s bankruptcy.
For further discussion related to impairments, including the potential for future impairments, see Note 4—Impairments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Other (Income) Expense

The following provides Anadarko’s other (income) expense for the three months ended March 31:

millions	2017	2016
Interest expense	$223	$220
(Gains) losses on derivatives, net (1)	(147)	297
Other (income) expense, net	(8)	—
Total	$68	$517
__________________________________________________________________

(1)
(Gains) losses on derivatives, net represents the changes in fair value of the Company’s derivative instruments as a result of changes in commodity prices and interest rates, contract modifications, and settlements. See Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

Income Tax Expense (Benefit)

	Three Months Ended March 31,
millions except percentages	2017	2016
Income tax expense (benefit)	$97	$(383)
Income (loss) before income taxes	(178)	(1,381)
Effective tax rate	(54)%	28%

The Company reported a loss before income taxes for the three months ended March 31, 2017 and 2016. As a result, items that ordinarily increase or decrease the tax rate will have the opposite effect. The Company’s effective tax rate is impacted each year by the relative pre-tax income (loss) earned by the Company’s operations in the U.S., Algeria, and the rest of the world. Additionally, state income taxes (net of federal income tax benefit), non-deductible Algerian exceptional profits tax for Algerian income tax purposes, net changes in uncertain tax positions, and pre-tax income allocated to noncontrolling interest typically impact the Company’s effective tax rate. The Company’s effective tax rate decreased from 28% for three months ended March 31, 2016, to (54)% for the three months ended March 31, 2017, primarily due to the impact from the items discussed above.
For additional information on income taxes, see Note 9—Income Taxes in the Notes to Consolidated Financial
Statements under Item 1 of this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
millions	2017	2016
Net cash provided by (used in) operating activities	$1,123	$(137)
Net cash provided by (used in) investing activities	1,722	(973)
Net cash provided by (used in) financing activities	(198)	3,119

Overview  The Company has a variety of funding sources available, including cash, an asset portfolio that provides ongoing cash-flow-generating capacity, opportunities for liquidity enhancement through divestitures and joint-venture arrangements that reduce future capital expenditures, the Company’s credit facilities, and access to both debt and equity capital markets. In addition, an effective registration statement is available to Anadarko covering the sale of WGP common units owned by the Company.
During the first quarter of 2017, Anadarko closed on the divestitures of its U.S. onshore Eagleford and Marcellus assets for net proceeds of $2.8 billion. As of March 31, 2017, Anadarko had $5.8 billion of cash plus $5.0 billion of borrowing capacity under its RCFs. Anadarko believes that its current available cash and anticipated operating cash flows will be sufficient to fund the Company’s projected 2017 and long-term operational and capital programs. Current available cash provides the flexibility to accelerate activity in the Delaware and DJ basins or acquire bolt-on positions in these core areas. The Company continuously monitors its liquidity position and evaluates available funding alternatives in light of current and expected conditions.

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
Cash provided by operating activities was $1.1 billion for the three months ended March 31, 2017, $1.2 billion higher compared to the same period of 2016. This increase was primarily a result of higher sales revenues in 2017 due to the impact of higher commodity prices and increased oil sales volumes as well as the $159.5 million payment of the Clean Water Act penalty and $79 million related to severance costs in connection with the workforce reduction program in 2016.

Investing Activities

Capital Expenditures  The following presents the Company’s capital expenditures for the three months ended March 31:

millions	2017	2016
Cash Flows from Investing Activities
Additions to properties and equipment (1)	$1,194	$1,022
Adjustments for capital expenditures
Changes in capital accruals	58	(130)
Other	3	4
Total capital expenditures (2)	$1,255	$896
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

(2)
Includes WES capital expenditures of $286 million for the three months ended March 31, 2017, and $140 million for the three months ended March 31, 2016. Capital expenditures exclude the FPSO capital lease asset.

The Company’s capital expenditures increased by $359 million for the three months ended March 31, 2017, primarily due to $258 million related to increased U.S. onshore acreage acquisitions and exploration costs in the Gulf of Mexico coupled with increased spending of $154 million related to the development of the Company’s midstream assets in the Delaware and DJ basins.

Property Exchange On March 17, 2017, WES acquired a third party’s 50% nonoperated interest in the DBJV system in exchange for WES’s 33.75% interest in nonoperated Marcellus midstream assets and $155 million in cash. WES funded the cash consideration with cash on hand. After the acquisition, the DBJV system is 100% owned by WES and consolidated by Anadarko. See Note 3—Acquisitions, Divestitures, and Assets Held for Sale in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Carried-Interest Arrangements  In the third quarter of 2014, the Company entered into a carried-interest arrangement that requires a third party to fund $442 million of Anadarko’s capital costs in exchange for a 34% working interest in the Company’s Eaglebine development, located in Southeast Texas. The third-party funding is expected to cover Anadarko’s future capital costs in the development through 2020. At March 31, 2017, $151 million of the $442 million carry obligation had been funded.

Divestitures  During the three months ended March 31, 2017, Anadarko received net proceeds of $2.9 billion from divestitures, primarily related to the sale of the Company’s U.S. onshore Eagleford and Marcellus oil and gas assets. See Note 3—Acquisitions, Divestitures, and Assets Held for Sale in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Financing Activities

millions except percentages	March 31, 2017	December 31, 2016
Anadarko	$12,206	$12,204
WES	3,092	3,091
WGP	28	28
Total debt	$15,326	$15,323
Total equity	15,079	15,497
Debt to total capitalization ratio	50.4%	49.7%

Debt Activity
Anadarko RCFs  Anadarko has a $3.0 billion Five-Year Facility that matures in January 2021 and a $2.0 billion 364-Day Facility. In January 2017, the Company extended the maturity date of the 364-Day Facility until January 2018. At March 31, 2017, the Company had no outstanding borrowings under the Five-Year Facility or the 364-Day Facility.

WES and WGP RCFs  WES has a $1.2 billion RCF that matures in February 2020 and is expandable to $1.5 billion. At March 31, 2017, WES had no outstanding borrowings under its RCF, had outstanding letters of credit of $5 million, and had available borrowing capacity of $1.195 billion.
WGP has a $250 million RCF that matures in March 2019 and is expandable to $500 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions. At March 31, 2017, WGP had outstanding borrowings under its RCF of $28 million at an interest rate of 2.99% and had available borrowing capacity of $222 million.

For additional information on the Company’s RCFs, see Note 8—Debt in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Debt Maturities  At March 31, 2017, Anadarko’s scheduled debt maturities during 2017 consisted of $34 million of senior amortizing notes associated with the TEUs. Anadarko’s Zero Coupons can be put to the Company in October of each year, in whole or in part, for the then-accreted value, which will be $883 million at the next put date in October 2017.
For additional information on the Company’s debt instruments, see Note 8—Debt in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Equity Transactions  WES can issue common units to the public under its $500 million continuous offering program, which allows for an aggregate of $500 million of WES common units. The remaining amount available to be issued under this program was $442 million at March 31, 2017.
During the first quarter of 2016, WES issued 14 million Series A Preferred units to private investors for net proceeds of $440 million. In April 2016, WES issued an additional eight million Series A Preferred units to private investors, pursuant to the full exercise of an option granted in connection with the initial issuance, and raised net proceeds of $248 million.
For additional information on WES Series A Preferred units, see Note 14—Noncontrolling Interests in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Derivative Instruments  For information on derivative instruments, including cash flow treatment, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Common Stock Dividends  Anadarko paid dividends to its common stockholders of $28 million during the three months ended March 31, 2017, and $25 million during the three months ended March 31, 2016. In response to the commodity-price environment, the Company decreased the quarterly dividend from $0.27 per share to $0.05 per share in February 2016. Anadarko has paid a dividend to its common stockholders quarterly since becoming a public company in 1986.
The amount of future dividends paid to Anadarko common stockholders is determined by the Board on a quarterly basis and is based on the Company’s earnings, financial conditions, capital requirements, the effect a dividend payment would have on the Company’s compliance with relevant financial covenants, and other factors deemed relevant by the Board.

Distributions to Noncontrolling Interest Owners  Distributions to noncontrolling interest owners primarily relate to the following for the three months ended March 31:

millions	2017	2016
WES distributions to unitholders (excluding Anadarko and WGP) (1)	$68	$63
WES distributions to Series A Preferred unitholders (2)	15	—
WGP distributions to unitholders (excluding Anadarko) (3)	19	11
__________________________________________________________________

(1)
WES has made quarterly distributions to its unitholders since its IPO in the second quarter of 2008 and has increased its distribution from $0.30 per common unit for the third quarter of 2008 to $0.875 per common unit for the first quarter of 2017 (to be paid in May 2017).

(2)
WES has made quarterly distributions of $0.68 per unit, prorated based on issuance date, to its Series A Preferred unitholders since the unit issuances in March and April 2016 (to be paid in May 2017).

(3)
WGP has made quarterly distributions to its unitholders since its IPO in December 2012 and has increased its distribution from $0.17875 per common unit for the first quarter of 2013 to $0.49125 per unit for the first quarter of 2017 (to be paid in May 2017).

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

Derivative Instruments Held for Non-Trading Purposes  The Company had derivative instruments in place to reduce the price risk associated with future production of 25 MMBbls of oil and 284 Bcf of natural gas at March 31, 2017, with a net derivative asset position of $4 million. Based on actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these derivatives by $111 million, while a 10% decrease in underlying commodity prices would increase the fair value of these derivatives by $110 million. However, any cash received or paid to settle these derivatives would be substantially offset by the sales value of production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes  At March 31, 2017, the Company had a net derivative asset position of $9 million on outstanding derivative instruments entered into for trading purposes. Based on actual derivative contractual volumes, a 10% increase or decrease in underlying commodity prices would not materially impact the Company’s gains or losses on these derivative instruments.

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
At March 31, 2017, the Company had a net derivative liability position of $1.3 billion related to interest-rate swaps. A 10% increase (decrease) in the three-month LIBOR interest-rate curve would decrease (increase) the aggregate fair value of outstanding interest-rate swap agreements by $91 million. However, any change in the interest-rate derivative gain or loss could be substantially offset by changes in actual borrowing costs associated with future debt issuances. For a summary of the Company’s outstanding interest-rate derivative positions, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in Anadarko’s internal control over financial reporting during the first quarter of 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Anadarko E&P Onshore LLC, a wholly owned subsidiary of the Company, is currently in negotiations with the Pennsylvania Department of Environmental Protection concerning enforcement over a produced water release in Pennsylvania in 2015. Although management cannot predict the outcome of settlement discussions, it is likely a resolution of this matter will result in a fine or penalty in excess of $100,000.
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
See Note 10—Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference, for a discussion of material legal matters that have arisen since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A.  Risk Factors

There have been no material changes from the risk factors included under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information with respect to repurchases by the Company of its shares of common stock during the first quarter of 2017:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 - 31, 2017	21,117	$71.08	—	$—
February 1 - 28, 2017	2,968	$69.47	—	$—
March 1 - 31, 2017	307,298	$62.52	—	$—
Total	331,383	$63.13	—	$—
 ____________________________________________________________

(1)
During the first quarter of 2017, all purchased shares related to stock received by the Company for the payment of withholding taxes due on employee share issuances under share-based compensation plans.

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

ANADARKO PETROLEUM CORPORATION
(Registrant)

May 2, 2017	By:	/s/ ROBERT G. GWIN
Robert G. Gwin Executive Vice President, Finance and Chief Financial Officer