Form 10-Q
period 2017-06-30
ANADARKO PETROLEUM CORP
filed 2017-07-24
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the Company’s common stock at July 13, 2017, is shown below:

Title of Class	Number of Shares Outstanding
Common Stock, par value $0.10 per share	560,358,149

COMMONLY USED TERMS AND DEFINITIONS
Unless the context otherwise requires, the terms “Anadarko” and “Company” refer to Anadarko Petroleum Corporation and its consolidated subsidiaries. In addition, the following company or industry-specific terms and abbreviations are used throughout this report:
364-Day Facility - Anadarko’s $2.0 billion 364-day senior unsecured RCF maturing in January 2018
APC RCF - Anadarko’s $3.0 billion senior unsecured RCF maturing in January 2021
ASU - Accounting Standards Update
Bcf - Billion cubic feet
BOE - Barrels of oil equivalent
CBM - Coalbed methane
DBJV - Delaware Basin JV Gathering LLC
DBJV system - A gathering system and related facilities located in the Delaware basin in Loving, Ward, Winkler, and Reeves Counties in West Texas
DBM complex - The processing plants, gas gathering system, and related facilities and equipment in West Texas that serve production from Reeves, Loving, and Culberson Counties, Texas and Eddy and Lea Counties, New Mexico
DD&A - Depreciation, depletion, and amortization
EPA - U.S. Environmental Protection Agency
FPSO - Floating production, storage, and offloading unit
G&A - General and administrative expenses
GAAP - U.S. Generally Accepted Accounting Principles
GOM Acquisition - The acquisition of oil and natural-gas assets in the Gulf of Mexico, which closed on December 15, 2016
IPO - Initial public offering
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
NTO - Notice to Operators
NYMEX - New York Mercantile Exchange
Oil - Includes crude oil and condensate
OPEC - Organization of the Petroleum Exporting Countries
RCF - Revolving credit facility
S&P - Standard and Poor’s
TEN - Tweneboa/Enyenra/Ntomme
TEU or TEUs - Tangible equity units
VIE - Variable interest entity
WES - Western Gas Partners, LP, a limited partnership and publicly-traded consolidated subsidiary of Anadarko
WES RCF - WES’s $1.2 billion senior unsecured RCF maturing in February 2020
WGP - Western Gas Equity Partners, LP, a limited partnership and publicly-traded consolidated subsidiary of Anadarko
WGP RCF - WGP’s $250 million three-year senior secured RCF maturing in March 2019
Zero Coupons - Anadarko’s Zero-Coupon Senior Notes due 2036

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
millions except per-share amounts	2017	2016	2017	2016
Revenues and Other
Oil sales	$1,422	$1,125	$3,085	$1,975
Natural-gas sales	319	320	821	686
Natural-gas liquids sales	214	235	503	413
Gathering, processing, and marketing sales	464	305	908	545
Gains (losses) on divestitures and other, net	297	(70)	1,166	(30)
Total	2,716	1,915	6,483	3,589
Costs and Expenses
Oil and gas operating	233	202	491	410
Oil and gas transportation	229	246	478	488
Exploration	535	76	1,620	202
Gathering, processing, and marketing	359	252	710	467
General and administrative	291	305	560	754
Depreciation, depletion, and amortization	1,037	984	2,152	2,133
Production, property, and other taxes	135	157	290	274
Impairments	10	18	383	34
Other operating expense	12	7	34	23
Total	2,841	2,247	6,718	4,785
Operating Income (Loss)	(125)	(332)	(235)	(1,196)
Other (Income) Expense
Interest expense	227	217	450	437
Loss on early extinguishment of debt	2	124	2	124
(Gains) losses on derivatives, net	32	307	(115)	604
Other (income) expense, net	(14)	(55)	(22)	(55)
Total	247	593	315	1,110
Income (Loss) Before Income Taxes	(372)	(925)	(550)	(2,306)
Income tax expense (benefit)	(38)	(314)	59	(697)
Net Income (Loss)	(334)	(611)	(609)	(1,609)
Net income (loss) attributable to noncontrolling interests	81	81	124	117
Net Income (Loss) Attributable to Common Stockholders	$(415)	$(692)	$(733)	$(1,726)

Per Common Share
Net income (loss) attributable to common stockholders—basic	$(0.76)	$(1.36)	$(1.34)	$(3.39)
Net income (loss) attributable to common stockholders—diluted	$(0.76)	$(1.36)	$(1.34)	$(3.39)
Average Number of Common Shares Outstanding—Basic	552	510	552	510
Average Number of Common Shares Outstanding—Diluted	552	510	552	510
Dividends (per Common Share)	$0.05	$0.05	$0.10	$0.10

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2017	2016	2017	2016
Net Income (Loss)	$(334)	$(611)	$(609)	$(1,609)
Other Comprehensive Income (Loss)
Adjustments for derivative instruments
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	1	2	2	5
Income taxes on reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	(1)	(1)	(1)	(2)
Total adjustments for derivative instruments, net of taxes	—	1	1	3
Adjustments for pension and other postretirement plans
Net gain (loss) incurred during period	19	(24)	15	(190)
Income taxes on net gain (loss) incurred during period	(6)	9	(5)	70
Prior service credit (cost) incurred during period	—	—	—	(1)
Income taxes on prior service credit (cost) incurred during period	—	—	—	1
Amortization of net actuarial (gain) loss to general and administrative expense	62	34	71	42
Income taxes on amortization of net actuarial (gain) loss to general and administrative expense	(23)	(13)	(26)	(16)
Amortization of net prior service (credit) cost to general and administrative expense	(6)	(6)	(12)	(21)
Income taxes on amortization of net prior service (credit) cost to general and administrative expense	2	3	4	8
Total adjustments for pension and other postretirement plans, net of taxes	48	3	47	(107)
Total	48	4	48	(104)
Comprehensive Income (Loss)	(286)	(607)	(561)	(1,713)
Comprehensive income (loss) attributable to noncontrolling interests	81	81	124	117
Comprehensive Income (Loss) Attributable to Common Stockholders	$(367)	$(688)	$(685)	$(1,830)

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

millions	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents ($189 and $359 related to VIEs)	$6,008	$3,184
Accounts receivable (net of allowance of $17 and $14)
Customers ($69 and $70 related to VIEs)	834	1,007
Others ($6 and $80 related to VIEs)	820	721
Other current assets	322	354
Total	7,984	5,266
Properties and Equipment
Cost	64,316	69,013
Less accumulated depreciation, depletion, and amortization	35,800	36,845
Net properties and equipment ($5,348 and $5,050 related to VIEs)	28,516	32,168
Other Assets ($597 and $609 related to VIEs)	2,134	2,226
Goodwill and Other Intangible Assets ($1,207 and $1,221 related to VIEs)	5,714	5,904
Total Assets	$44,348	$45,564

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable
Trade ($176 and $234 related to VIEs)	$1,626	$1,617
Other	273	303
Short-term debt	44	42
Current asset retirement obligations	277	129
Other current liabilities	934	1,237
Total	3,154	3,328
Long-term Debt	15,436	15,281
Other Long-term Liabilities
Deferred income taxes	4,232	4,324
Asset retirement obligations ($140 and $140 related to VIEs)	2,717	2,802
Other	4,153	4,332
Total	11,102	11,458

Equity
Stockholders’ equity
Common stock, par value $0.10 per share (1.0 billion shares authorized, 573.9 million and 572.0 million shares issued)	57	57
Paid-in capital	11,941	11,875
Retained earnings	887	1,704
Treasury stock (21.4 million and 20.8 million shares)	(1,070)	(1,033)
Accumulated other comprehensive income (loss)	(343)	(391)
Total Stockholders’ Equity	11,472	12,212
Noncontrolling interests	3,184	3,285
Total Equity	14,656	15,497
Total Liabilities and Equity	$44,348	$45,564
__________________________________________________________________
Parenthetical references reflect amounts as of June 30, 2017, and December 31, 2016.

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Total Stockholders’ Equity
millions	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance at December 31, 2016	$57	$11,875	$1,704	$(1,033)	$(391)	$3,285	$15,497
Net income (loss)	—	—	(733)	—	—	124	(609)
Common stock issued (1)	—	85	—	—	—	—	85
Dividends—common stock	—	—	(56)	—	—	—	(56)
Repurchase of common stock	—	—	—	(37)	—	—	(37)
Subsidiary equity transactions	—	(16)	—	—	—	(11)	(27)
Distributions to noncontrolling interest owners	—	—	—	—	—	(214)	(214)
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	—	—	—	—	1	—	1
Adjustments for pension and other postretirement plans	—	—	—	—	47	—	47
Cumulative effect of accounting change	—	(3)	(28)	—	—	—	(31)
Balance at June 30, 2017	$57	$11,941	$887	$(1,070)	$(343)	$3,184	$14,656
__________________________________________________________________

(1)	Represents share-based compensation expense.

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
millions	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$(609)	$(1,609)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	2,152	2,133
Deferred income taxes	(172)	(820)
Dry hole expense and impairments of unproved properties	1,466	45
Impairments	383	34
(Gains) losses on divestitures, net	(1,009)	102
Loss on early extinguishment of debt	2	124
Total (gains) losses on derivatives, net	(115)	610
Operating portion of net cash received (paid) in settlement of derivative instruments	5	165
Other	157	203
Changes in assets and liabilities
(Increase) decrease in accounts receivable	7	922
Increase (decrease) in accounts payable and other current liabilities	(278)	(553)
Other items, net	(9)	(264)
Net cash provided by (used in) operating activities	1,980	1,092
Cash Flows from Investing Activities
Additions to properties and equipment	(2,296)	(1,879)
Divestitures of properties and equipment and other assets	3,460	900
Other, net	52	14
Net cash provided by (used in) investing activities	1,216	(965)
Cash Flows from Financing Activities
Borrowings, net of issuance costs	159	5,275
Repayments of debt	(31)	(5,425)
Financing portion of net cash received (paid) for derivative instruments	(125)	(727)
Increase (decrease) in outstanding checks	(32)	(159)
Dividends paid	(56)	(51)
Repurchase of common stock	(37)	(31)
Issuance of common stock	—	30
Sale of subsidiary units	—	1,163
Distributions to noncontrolling interest owners	(214)	(159)
Proceeds from conveyance of future hard minerals royalty revenues, net of transaction costs	—	413
Payments of future hard minerals royalty revenues conveyed	(25)	—
Other financing activities	(11)	—
Net cash provided by (used in) financing activities	(372)	329
Effect of Exchange Rate Changes on Cash	—	(1)
Net Increase (Decrease) in Cash and Cash Equivalents	2,824	455
Cash and Cash Equivalents at Beginning of Period	3,184	939
Cash and Cash Equivalents at End of Period	$6,008	$1,394

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

General  Anadarko Petroleum Corporation is engaged in the exploration, development, production, and sale of oil, natural gas, and NGLs and in advancing its Mozambique LNG project toward a final investment decision. In addition, the Company engages in the gathering, processing, treating, and transporting of oil, natural gas, and NGLs as well as gathering and disposal of produced water. The Company also participates in the hard-minerals business through royalty arrangements.

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
During the second quarter of 2017, the Company revised its reportable segments to reflect how management currently reviews financial information and makes operating decisions. The Company has reclassified prior period amounts to conform to the current period’s presentation. See Note 17—Segment Information for additional information on the change in reportable segments.
The consolidated financial statements include the accounts of Anadarko and subsidiaries in which Anadarko holds, directly or indirectly, more than 50% of the voting rights and VIEs for which Anadarko is the primary beneficiary. All intercompany transactions have been eliminated. Undivided interests in oil and natural-gas exploration and production joint ventures are consolidated on a proportionate basis. Investments in noncontrolled entities that Anadarko has the ability to exercise significant influence over operating and financial policies and VIEs for which Anadarko is not the primary beneficiary are accounted for using the equity method. In applying the equity method of accounting, the investments are initially recognized at cost and subsequently adjusted for the Company’s proportionate share of earnings, losses, and distributions. Other investments are carried at original cost. Investments accounted for using the equity method and cost method are included in other assets.

Recently Adopted Accounting Standards  ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, assists in determining whether a transaction should be accounted for as an acquisition or disposal of assets or as a business. This ASU provides a screen that when substantially all of the fair value of the gross assets acquired, or disposed of, are concentrated in a single identifiable asset, or a group of similar identifiable assets, the set will not be considered a business. If the screen is not met, a set must include an input and a substantive process that together significantly contribute to the ability to create an output to be considered a business. The Company’s adoption of this ASU on January 1, 2017, using a prospective approach, could have a material impact on consolidated financial statements as goodwill will not be allocated to divestitures or recorded on acquisitions that are not considered businesses. The Company’s dispositions of the Eagleford and Eaglebine oil and gas properties during the first half of 2017 were not considered businesses under this ASU and therefore not allocated goodwill, see Note 3—Acquisitions, Divestitures, and Assets Held for Sale.
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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, simplifies the accounting for share-based payment transactions, including the income tax consequences, classification on the statement of cash flows, accounting for forfeitures, and classification of awards as either equity or liabilities. As a result of adopting this ASU on January 1, 2017, share-based compensation excess tax benefits and tax deficiencies are reflected on a prospective basis in the income statement as a component of the provision for income taxes rather than additional paid-in capital as previously recognized. For the six months ended June 30, 2017, the Company recognized a $13 million tax deficiency as an increase to the provision for income taxes. Cash flows related to excess tax benefits are classified on a prospective basis as operating activities in the statement of cash flows rather than cash inflows from financing activities and cash outflows from operating activities as previously recognized. Prior periods of the statement of cash flows were not adjusted as there was no material impact. In addition, the Company elected to begin accounting for share-based compensation award forfeitures when they occur instead of estimating the number of forfeitures expected. This change in accounting policy for share-based compensation award forfeitures did not have a material impact on the Company’s consolidated financial statements.

New Accounting Standards Issued But Not Yet Adopted  ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, requires presentation of service cost in the same line item(s) as other compensation costs arising from services rendered by employees during the period and presentation of the remaining components of net benefit cost in a separate line item outside operating items. Additionally, only the service cost component of net benefit cost will be eligible for capitalization. The Company will adopt this ASU on January 1, 2018, with retrospective presentation of the service cost component and the other components of net benefit cost in the income statement and prospective presentation for the capitalization of the service cost component of net benefit cost in assets. Upon adoption, non-service cost components of net periodic benefit costs of $225 million for the year ended 2016 and $69 million for the six months ended June 30, 2017 will be reclassified to other (income) expense, net, from G&A; oil and gas operating; gathering, processing, and marketing; and exploration expense. The Company does not expect any other material changes upon adoption of this ASU.
ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, requires an entity to explain the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents on the statement of cash flows and to provide a reconciliation of the totals in that statement to the related captions in the balance sheet when the cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet. This ASU is effective for annual and interim periods beginning after December 15, 2017, and is required to be adopted using a retrospective approach, with early adoption permitted. The Company will adopt this ASU on January 1, 2018, and does not expect the adoption to have a material impact on its consolidated financial statements.
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, provides clarification on how certain cash receipts and cash payments are presented and classified on the statement of cash flows. This ASU is effective for annual and interim periods beginning after December 15, 2017, and is required to be adopted using a retrospective approach if practicable, with early adoption permitted. The Company will adopt this ASU on January 1, 2018, and does not expect the adoption to have a material impact on its Consolidated Statement of Cash Flows.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), supersedes current revenue recognition requirements and industry-specific guidance. The codification requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Additional disclosures will be required to describe the nature, amount, timing, and uncertainty of revenue and cash flows from contracts with customers. The Company has completed an initial review of contracts in each of its revenue streams and is developing accounting policies to address the provisions of the ASU. While the Company does not currently expect net earnings to be materially impacted, the Company is currently analyzing whether total revenues and total expenses may increase as a result of recognizing both revenue for noncash consideration for services provided by our midstream business and revenue and associated cost of product for the subsequent sale of commodities received as such noncash consideration. Anadarko continues to evaluate the impact of this and other provisions of the ASU on its accounting policies, internal controls, and consolidated financial statements and related disclosures and has not finalized any estimates of the potential impacts. The Company will adopt this new standard on January 1, 2018, using the modified retrospective method with a cumulative adjustment to retained earnings.
ASU 2016-02, Leases (Topic 842), requires lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with a term greater than 12 months on the balance sheet. The provisions of ASU 2016-02 also modify the definition of a lease and outline the requirements for recognition, measurement, presentation, and disclosure of leasing arrangements by both lessees and lessors. This ASU is effective for annual and interim periods beginning after December 15, 2018, and a modified retrospective approach is required for all comparative periods presented. The Company plans to elect certain practical expedients when implementing the new lease standard, which means the Company will not have to reassess the accounting for contracts that commenced prior to adoption. The Company is continuing to analyze its portfolio of contracts to assess the application of this ASU to certain types of contracts and the impact that adoption will have on its consolidated financial statements. The Company is also evaluating its current lease administration systems and business processes.

2. Inventories

The following summarizes the major classes of inventories included in other current assets:

millions	June 30, 2017	December 31, 2016
Oil	$120	$169
Natural gas	15	38
NGLs	78	106
Total inventories	$213	$313

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Acquisitions, Divestitures, and Assets Held for Sale

Acquisition On December 15, 2016, the Company closed the GOM Acquisition for $1.8 billion using a portion of the net proceeds from the September 2016 issuance of 40.5 million shares of its common stock. The GOM Acquisition constitutes a business combination and was accounted for using the acquisition method of accounting. Fair-value measurements of the assets acquired and liabilities assumed at the acquisition date were finalized during the quarter ended June 30, 2017. There were no material changes to the fair value of the assets acquired and liabilities assumed from the amounts included on the Company’s Consolidated Balance Sheet at December 31, 2016.

Property Exchange On March 17, 2017, WES acquired a third party’s 50% nonoperated interest in the DBJV system in exchange for WES’s 33.75% interest in nonoperated Marcellus midstream assets and $155 million in cash. WES recognized a gain of $126 million as a result of this transaction. After the acquisition, the DBJV system is 100% owned by WES and consolidated by Anadarko.

Divestitures and Assets Held for Sale  The following summarizes the proceeds received and gains (losses) recognized on divestitures and assets held for sale for the six months ended June 30:

millions	2017	2016
Proceeds received, net of closing adjustments	$3,460	$900
Gains (losses) on divestitures, net	1,009	(102)

2017 During the six months ended June 30, 2017, the Company divested of the following U.S. onshore assets:

•	Eagleford assets, in South Texas, in the Exploration and Production reporting segment for net proceeds of $2.1 billion and a net gain of $729 million

•	Eaglebine assets, in Southeast Texas, in the Exploration and Production reporting segment for net proceeds of $534 million and a net gain of $281 million

•	Utah CBM assets, in the Exploration and Production and Midstream reporting segments for net proceeds of $70 million and a net loss of $52 million

•
Marcellus assets, in Pennsylvania, in the Exploration and Production and Midstream reporting segments for net proceeds of $758 million and net losses of $129 million in the fourth quarter of 2016 and $54 million for the six months ended June 30, 2017

At June 30, 2017, the Company’s Consolidated Balance Sheet included long-term assets of $185 million, which included $35 million of goodwill, and long-term liabilities of $14 million associated with Marcellus Exploration and Production assets held for sale. As of June 30, 2017, $196 million was held in escrow by the purchaser, pending regulatory approval.

2016 During the six months ended June 30, 2016, the Company’s divestitures were primarily related to the following U.S. onshore assets included in the Exploration and Production reporting segment:

•	Wamsutter assets, in Wyoming, for net proceeds of $593 million and a net loss of $53 million

•	Steward assets, in West Texas, for net proceeds of $138 million, with no gain or loss recognized

•	East Chalk assets, in East Texas/Louisiana, for net proceeds of $99 million and a net gain of $13 million
U.S. onshore Ozona assets included in the Exploration and Production and Midstream reporting segments satisfied criteria to be considered held for sale during the second quarter of 2016, at which time the Company remeasured them to their current fair value using a market approach and Level 2 fair-value measurement and recognized a loss of $50 million. The sale of these assets closed in the third quarter of 2016.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Impairments

Impairments of Long-Lived Assets Impairments of long-lived assets are included in impairment expense in the Company’s Consolidated Statements of Income. The following summarizes impairments of long-lived assets and the related post-impairment fair values by segment:

	Three Months Ended		Six Months Ended
millions	Impairment	Fair Value (1)	Impairment	Fair Value (1)
June 30, 2017
Exploration and production
U.S. onshore properties	$2	$3	$2	$3
Gulf of Mexico properties	7	—	211	231
Midstream	—	9	169	58
Other	1	—	1	—
Total	$10	$12	$383	$292
__________________________________________________________________

(1)
Measured as of the impairment date using the income approach and Level 3 inputs. The primary assumptions used to estimate undiscounted future net cash flows include anticipated future production, commodity prices, and capital and operating costs.

Impairments during the six months ended June 30, 2017, were primarily related to oil and gas properties in the Gulf of Mexico due to lower forecasted commodity prices and a U.S. onshore midstream property due to a reduced throughput fee as a result of a producer’s bankruptcy.

Impairments of Unproved Properties Impairments of unproved properties are included in exploration expense in the Company’s Consolidated Statements of Income. The Company recognized $555 million of impairments of unproved Gulf of Mexico properties during the six months ended June 30, 2017, primarily due to an impairment of $463 million to the Shenandoah project. The unproved property balance related to the Shenandoah project originated from the purchase price allocated to Gulf of Mexico exploration projects from the acquisition of Kerr-McGee Corporation in 2006. For additional details on the Shenandoah project, see Note 5—Exploratory Well Costs.

Potential for Future Impairments

Oil price sensitivity At June 30, 2017, the Company’s estimate of undiscounted future cash flows attributable to certain asset groups, primarily related to international and offshore properties, with a combined net book value of approximately $2.1 billion indicated that the carrying amounts were expected to be recovered; however, these asset groups may be at risk for impairment if the estimates of future cash flows decline. The Company estimates that a 10% decline in oil prices (with all other assumptions unchanged) could result in non-cash impairments in excess of $800 million.

Natural-gas price sensitivity  At June 30, 2017, the Company’s estimate of undiscounted future cash flows attributable to certain U.S. onshore asset groups with a combined net book value of approximately $1.0 billion indicated that the carrying amounts were expected to be recovered; however, these asset groups may be at risk for impairment if the estimates of future cash flows decline. The Company estimates that a 10% decline in natural-gas prices (with all other assumptions unchanged) could result in non-cash impairments in excess of $500 million.
It is also reasonably possible that significant declines in commodity prices, further changes to the Company’s drilling plans in response to lower prices, reduction of proved and probable reserve estimates, or increases in drilling or operating costs could result in other additional impairments.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Exploratory Well Costs

During the six months ended June 30, 2017, exploratory well costs were expensed for certain exploratory wells that did not encounter commercial quantities of hydrocarbons or that the Company determined were no longer making sufficient progress for continued capitalization of the exploratory well costs.
In the first quarter of 2017, the Company expensed exploratory well costs of $435 million related to the Shenandoah project in the Gulf of Mexico. The Shenandoah-6 appraisal well and subsequent sidetrack, which completed appraisal activities in April 2017, did not encounter the oil-water contact in the eastern portion of the field. Given the results of this well and the commodity-price environment, the Company suspended further appraisal activities.
During the second quarter of 2017, the Company expensed exploratory well costs of $241 million related to the Grand Fuerte area in Colombia due to insufficient progress on contractual and fiscal reforms needed for a deepwater gas development. All leases remain contractually in good standing.
During the second quarter of 2017, the Company also expensed exploratory well costs of $119 million in Côte d’Ivoire due to unsuccessful drilling activities in the south channel of the Paon prospect and in Block CI-527.
The Company’s suspended exploratory well costs were $888 million at June 30, 2017, and $1.2 billion at December 31, 2016. Projects with suspended exploratory well costs include wells that have sufficient reserves to justify completion as a producing well and sufficient progress is being made in assessing the reserves and the economic and operating viability of the project. If additional information becomes available that raises substantial doubt as to the economic or operational viability of any of these projects, the associated costs will be expensed at that time. During the six months ended June 30, 2017, $392 million of suspended exploratory well costs previously capitalized for greater than one year at December 31, 2016, were charged to exploration expense.

6. Current Liabilities

Accounts Payable Accounts payable, trade included liabilities of $230 million at June 30, 2017, and $262 million at December 31, 2016, representing the amount by which checks issued but not presented to the Company’s banks for collection exceeded balances in applicable bank accounts. Changes in these liabilities are classified as cash flows from financing activities.

Other Current Liabilities The following summarizes the Company’s other current liabilities:

millions	June 30, 2017	December 31, 2016
Accrued income taxes	$55	$6
Interest payable	245	244
Production, property, and other taxes payable	215	239
Accrued employee benefits	183	355
Other	236	393
Total other current liabilities	$934	$1,237

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

Oil and Natural-Gas Production/Processing Derivative Activities  The oil prices listed below are a combination of NYMEX West Texas Intermediate and Intercontinental Exchange, Inc. (ICE) Brent Blend prices. The natural-gas prices listed below are NYMEX Henry Hub prices. The NGLs prices listed below are Oil Price Information Services prices. The following is a summary of the Company’s derivative instruments related to oil and natural-gas production/processing derivative activities at June 30, 2017:

	2017 Settlement	2018 Settlement
Oil
Three-Way Collars (MBbls/d)	91	—
Average price per barrel
Ceiling sold price (call)	$59.80	$—
Floor purchased price (put)	$50.00	$—
Floor sold price (put)	$40.00	$—
Natural Gas
Three-Way Collars (thousand MMBtu/d)	857	250
Average price per MMBtu
Ceiling sold price (call)	$3.64	$3.54
Floor purchased price (put)	$2.85	$2.75
Floor sold price (put)	$2.10	$2.00

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments (Continued)

Marketing and Trading Derivative Activities  The Company had financial derivative transactions with notional volumes of natural gas totaling 8 Bcf at June 30, 2017, and 2 Bcf at December 31, 2016, that were entered into to mitigate commodity-price risk related to fixed-price purchase and sales contracts and storage activity.

Interest-Rate Derivatives  Anadarko has outstanding interest-rate swap contracts to manage interest-rate risk associated with anticipated debt issuances. The Company has locked in a fixed interest rate in exchange for a floating interest rate indexed to the three-month LIBOR.
In June 2017, the Company amended certain interest-rate swaps with an aggregate notional principal amount of $625 million, extending the mandatory termination dates from 2018 to 2020, 2022, and 2023 in exchange for cash payments of approximately $57 million. In July 2017, the Company amended an interest-rate swap with a notional principal amount of $125 million, extending the mandatory termination date from 2018 to 2022 in exchange for a cash payment of approximately $15 million.
At June 30, 2017, the Company had outstanding interest-rate swaps with a notional amount of $1.6 billion due prior to or in September 2023 that manage interest-rate risk associated with the potential refinancing of the Company’s future debt maturities. Depending on market conditions, liability-management actions, or other factors, the Company may enter into offsetting interest-rate swap positions or settle or amend certain or all of the currently outstanding interest-rate swaps. The Company had the following outstanding interest-rate swaps at June 30, 2017:

millions except percentages		Mandatory	Weighted-Average
Notional Principal Amount	Reference Period	Termination Date	Interest Rate
$125	September 2016 – 2046	September 2018	6.782%
$550	September 2016 – 2046	September 2020	6.418%
$125	September 2016 – 2046	September 2022	6.835%
$200	September 2017 – 2047	September 2018	6.049%
$100	September 2017 – 2047	September 2020	6.891%
$250	September 2017 – 2047	September 2021	6.570%
$250	September 2017 – 2047	September 2023	6.761%

Derivative settlements and collateralization are classified as cash flows from operating activities unless the derivatives contain an other-than-insignificant financing element, in which case the settlements and collateralization are classified as cash flows from financing activities. As a result of prior extensions of reference-period start dates without settlement of the related interest-rate derivative obligations, the interest-rate derivatives in the Company’s portfolio contain an other-than-insignificant financing element, and therefore, any settlements, collateralization, or cash payments for amendments related to these extended interest-rate derivatives are classified as cash flows from financing activities. Net cash payments related to settlements and amendments of interest-rate swap agreements were $65 million during the six months ended June 30, 2017, and $193 million during the six months ended June 30, 2016.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments (Continued)

Effect of Derivative Instruments—Balance Sheet  The following summarizes the fair value of the Company’s derivative instruments:

	Gross Derivative Assets		Gross Derivative Liabilities
millions	June 30,	December 31,	June 30,	December 31,
Balance Sheet Classification	2017	2016	2017	2016
Commodity derivatives
Other current assets	$88	$10	$(13)	$(3)
Other assets	8	9	—	—
Other current liabilities	1	66	(9)	(201)
Other liabilities	—	—	(3)	(12)
	97	85	(25)	(216)
Interest-rate derivatives
Other current assets	12	8	—	—
Other assets	37	23	—	—
Other current liabilities	—	—	(69)	(48)
Other liabilities	—	—	(1,338)	(1,328)
	49	31	(1,407)	(1,376)
Total derivatives	$146	$116	$(1,432)	$(1,592)

Effect of Derivative Instruments—Statement of Income  The following summarizes gains and losses related to derivative instruments:

millions	Three Months Ended June 30,		Six Months Ended June 30,
Classification of (Gain) Loss Recognized	2017	2016	2017	2016
Commodity derivatives
Gathering, processing, and marketing sales (1)	$—	$4	$—	$6
(Gains) losses on derivatives, net	(72)	94	(207)	66
Interest-rate derivatives
(Gains) losses on derivatives, net	104	213	92	538
Total (gains) losses on derivatives, net	$32	$311	$(115)	$610
__________________________________________________________________

(1)	Represents the effect of Marketing and Trading Derivative Activities.

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
The Company’s derivative instruments are subject to individually negotiated credit provisions that may require collateral of cash or letters of credit depending on the derivative’s portfolio valuation versus negotiated credit thresholds. These credit thresholds may also require full or partial collateralization or immediate settlement of the Company’s obligations if certain credit-risk-related provisions are triggered, such as if the Company’s credit rating from S&P and Moody’s declines to a level that is below investment grade. As of June 30, 2017, the Company’s long-term debt was rated below investment grade (Ba1) by Moody’s and investment grade (BBB) by both S&P and Fitch Ratings. Although certain counterparties required the Company to post collateral due to the Moody’s rating, no counterparties have requested termination or full settlement of derivative positions. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed was $1.2 billion (net of $177 million of collateral) at June 30, 2017, and $1.4 billion (net of $117 million of collateral) at December 31, 2016.

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
The following summarizes the fair value of the Company’s derivative assets and liabilities by input level within the fair-value hierarchy:

millions	Level 1	Level 2	Level 3	Netting (1)	Collateral	Total
June 30, 2017
Assets
Commodity derivatives	$—	$97	$—	$(14)	$—	$83
Interest-rate derivatives	—	49	—	—	—	49
Total derivative assets	$—	$146	$—	$(14)	$—	$132
Liabilities
Commodity derivatives	$—	$(25)	$—	$14	$—	$(11)
Interest-rate derivatives	—	(1,407)	—	—	177	(1,230)
Total derivative liabilities	$—	$(1,432)	$—	$14	$177	$(1,241)

December 31, 2016
Assets
Commodity derivatives	$2	$83	$—	$(69)	$—	$16
Interest-rate derivatives	—	31	—	—	—	31
Total derivative assets	$2	$114	$—	$(69)	$—	$47
Liabilities
Commodity derivatives	$(3)	$(213)	$—	$69	$6	$(141)
Interest-rate derivatives	—	(1,376)	—	—	117	(1,259)
Total derivative liabilities	$(3)	$(1,589)	$—	$69	$123	$(1,400)
 __________________________________________________________________

(1)	Represents the impact of netting commodity derivative assets and liabilities with counterparties where the Company has the contractual right and intends to net settle.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt

Debt  The following summarizes the Company’s outstanding debt, including capital lease obligations, after eliminating the effect of intercompany transactions:

millions	WES	WGP (1)	Anadarko (2)	Anadarko Consolidated
June 30, 2017
Total borrowings at face value	$3,280	$28	$13,531	$16,839
Net unamortized discounts, premiums, and debt issuance costs (3)	(27)	—	(1,575)	(1,602)
Total borrowings (4)	3,253	28	11,956	15,237
Capital lease obligations	—	—	243	243
Less short-term debt	—	—	44	44
Total long-term debt	$3,253	$28	$12,155	$15,436

December 31, 2016
Total borrowings at face value	$3,120	$28	$13,558	$16,706
Net unamortized discounts, premiums, and debt issuance costs (3)	(29)	—	(1,599)	(1,628)
Total borrowings (4)	3,091	28	11,959	15,078
Capital lease obligations	—	—	245	245
Less short-term debt	—	—	42	42
Total long-term debt	$3,091	$28	$12,162	$15,281
__________________________________________________________________

(1)	Excludes WES.

(2)	Excludes WES and WGP.

(3)
Unamortized discounts, premiums, and debt issuance costs are amortized over the term of the related debt. Debt issuance costs related to RCFs are included in other current assets and other assets on the Company’s Consolidated Balance Sheets.

(4)	The Company’s outstanding borrowings, except for borrowings under the WGP RCF, are senior unsecured.

Fair Value  The Company uses a market approach to determine the fair value of its fixed-rate debt using observable market data, which results in a Level 2 fair-value measurement. The carrying amount of floating-rate debt approximates fair value as the interest rates are variable and reflective of market rates. The estimated fair value of the Company’s total borrowings was $17.2 billion at June 30, 2017, and $17.1 billion at December 31, 2016.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt (Continued)

Anadarko Borrowings  Anadarko has a $3.0 billion senior unsecured RCF maturing in January 2021 (APC RCF) and a $2.0 billion 364-day senior unsecured RCF maturing in January 2018 (364-Day Facility). At June 30, 2017, the Company had no outstanding borrowings under the APC RCF or the 364-Day Facility and was in compliance with all related covenants.
Anadarko’s $114 million 7.05% Debentures due May 2018 and Zero Coupons were classified as long-term debt on the Company’s Consolidated Balance Sheet at June 30, 2017, as the Company has the ability and intent to refinance these obligations using long-term debt. The Zero Coupons can be put to the Company in October of each year, in whole or in part, for the then-accreted value, which will be $883 million at the next put date in October 2017.
The Company also has notes payable related to its ownership of certain noncontrolling mandatorily redeemable interests that are not included in the Company’s reported debt balance and do not affect consolidated interest expense. See Note 8—Equity Method Investments in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

WES and WGP Borrowings  At June 30, 2017, WES was in compliance with all related covenants contained in its $1.2 billion senior unsecured RCF maturing in February 2020 (WES RCF), which is expandable to $1.5 billion. During the six months ended June 30, 2017, WES borrowed $160 million under its RCF, which was primarily used for general partnership purposes. At June 30, 2017, WES had outstanding borrowings under its RCF of $160 million at an interest rate of 2.53%, had outstanding letters of credit of $5 million, and had available borrowing capacity of $1.035 billion.
At June 30, 2017, WGP was in compliance with all related covenants contained in its $250 million three-year senior secured RCF maturing in March 2019 (WGP RCF), which is expandable to $500 million subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions. Obligations under the WGP RCF are secured by a first priority lien on all of WGP’s assets (not including the consolidated assets of WES) as well as all equity interests owned by WGP. At June 30, 2017, WGP had outstanding borrowings under its RCF of $28 million at an interest rate of 3.23% and had available borrowing capacity of $222 million.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Income Taxes

The following summarizes income tax expense (benefit) and effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
millions except percentages	2017	2016	2017	2016
Current income tax expense (benefit)	$(522)	$103	$240	$148
Deferred income tax expense (benefit)	484	(417)	(181)	(845)
Total income tax expense (benefit)	$(38)	$(314)	$59	$(697)
Income (loss) before income taxes	(372)	(925)	(550)	(2,306)
Effective tax rate	10%	34%	(11)%	30%

The Company’s tax provision for interim periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. Each quarter, the Company updates these rates and records a cumulative adjustment to current and deferred tax expense by applying the rates to the year-to-date pre-tax income excluding discrete items. The Company’s quarterly estimate of its annual current and deferred effective tax rates can vary significantly based on various forecasted items including future commodity prices, capital expenditures, expenses for which tax benefits are not recognized, and the geographic mix of pre-tax income and losses.
The Company reported a loss before income taxes for the three and six months ended June 30, 2017 and 2016. The decrease from the 35% U.S. federal statutory rate for the three months ended June 30, 2017, was primarily attributable to the following decreases:

•	tax impact from foreign operations

•	income attributable to noncontrolling interests

•	federal manufacturing deduction
These decreases were partially offset by the following increases:
•state taxes, net of federal benefit
•non-deductible Algerian exceptional profits tax for Algerian income tax purposes
•net changes in uncertain tax positions
The decrease from the 35% U.S. federal statutory rate for the six months ended June 30, 2017, was primarily attributable to the following decreases:

•	state taxes, net of federal benefit

•	non-deductible Algerian exceptional profits tax for Algerian income tax purposes

•	tax impact from foreign operations

•	net changes in uncertain tax positions
These decreases were partially offset by the following increases:
•income attributable to noncontrolling interests
•federal manufacturing deduction
The decrease from the 35% U.S. federal statutory rate for the three and six months ended June 30, 2016, was primarily attributable to non-deductible Algerian exceptional profits tax for Algerian income tax purposes, the tax impact from foreign operations, non-deductible goodwill related to divestitures, and net changes in uncertain tax positions. These decreases were partially offset by increases to income attributable to noncontrolling interests. See Note 14—Noncontrolling Interests.
At June 30, 2017, the Company’s Consolidated Balance Sheet included $361 million of income taxes receivable presented in accounts receivable—others.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Contingencies

Litigation  There are no material developments in previously reported contingencies nor are there any other material matters that have arisen since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

11. Restructuring Charges

In the first quarter of 2016, the Company initiated a workforce reduction program to align the size and composition of its workforce with its expected future operating and capital plans. Employee notifications related to the workforce reduction program were completed by June 30, 2016. The Company recognized restructuring charges included in G&A in the Company’s Consolidated Statements of Income of $48 million during the three months ended June 30, 2016, and $251 million during the six months ended June 30, 2016. All material restructuring charges were recognized in 2016, with the exception of settlement expense expected to be recognized during 2017 for lump-sum payments to terminated participants. During the six months ended June 30, 2017, the Company recognized restructuring charges of $17 million, primarily related to settlement expense. Restructuring charges for the remainder of 2017 could vary depending on market conditions and participant elections but are not expected to be material.

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

	Pension Benefits		Other Benefits
millions	2017	2016	2017	2016
Three Months Ended June 30
Service cost	$21	$23	$1	$—
Interest cost	21	23	3	3
Expected (return) loss on plan assets	(21)	(24)	—	—
Amortization of net actuarial loss (gain)	7	10	—	—
Amortization of net prior service cost (credit)	—	—	(6)	(6)
Settlement expense	55	24	—	—
Curtailment expense	—	—	—	3
Net periodic benefit cost	$83	$56	$(2)	$—

Six Months Ended June 30
Service cost	$42	$49	$1	$1
Interest cost	42	49	6	6
Expected (return) loss on plan assets	(42)	(51)	—	—
Amortization of net actuarial loss (gain)	13	18	—	—
Amortization of net prior service cost (credit)	—	—	(12)	(12)
Settlement expense	58	24	—	—
Termination benefits expense	4	44	—	—
Curtailment expense	—	8	—	—
Net periodic benefit cost	$117	$141	$(5)	$(5)

During the six months ended June 30, 2017, the Company recognized $58 million of settlement expense. These settlements resulted in remeasurements of its pension plans during 2017. The remeasurements in 2017 resulted in a net liability decrease of $15 million for the pension benefit plans, with a corresponding increase in other comprehensive income. Settlement expense, termination benefits expense, and curtailment expense for 2016 relate to the workforce reduction program. See Note 11—Restructuring Charges.
The Company contributed $85 million during the six months ended June 30, 2017, and expects to contribute an additional $82 million to funded pension plans during 2017.

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
The following provides a reconciliation between basic and diluted EPS attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
millions except per-share amounts	2017	2016	2017	2016
Net income (loss)
Net income (loss) attributable to common stockholders	$(415)	$(692)	$(733)	$(1,726)
Income (loss) effect of TEUs	(2)	(2)	(4)	(3)
Basic	$(417)	$(694)	$(737)	$(1,729)
Income (loss) effect of TEUs	(1)	(1)	(1)	(1)
Diluted	$(418)	$(695)	$(738)	$(1,730)
Shares
Average number of common shares outstanding—basic	552	510	552	510
Average number of common shares outstanding—diluted	552	510	552	510
Excluded due to anti-dilutive effect	11	11	11	10
Net income (loss) per common share
Basic	$(0.76)	$(1.36)	$(1.34)	$(3.39)
Diluted	$(0.76)	$(1.36)	$(1.34)	$(3.39)

14. Noncontrolling Interests

WES is a limited partnership formed by Anadarko to acquire, own, develop, and operate midstream assets. During 2016, WES issued 22 million Series A Preferred units to private investors for net proceeds of $687 million and issued 1.3 million common units to the Company. Proceeds from these issuances were primarily used to acquire interests in Springfield Pipeline LLC from the Company. Pursuant to an agreement between WES and the holders of the Series A Preferred units, 50% of the Series A Preferred units converted into WES common units on a one-for-one basis on March 1, 2017, and the remaining Series A Preferred units converted on May 2, 2017.
WES Class C units issued to Anadarko will convert into WES common units on a one-for-one basis on the conversion date, which was extended in February 2017 from December 31, 2017, to March 1, 2020. The Class C units receive quarterly distributions in the form of additional Class C units until the March 1, 2020 conversion date unless WES elects to convert the units to common units earlier or Anadarko elects to extend the conversion date. WES distributed 385 thousand Class C units to Anadarko during the six months ended June 30, 2017, and 946 thousand Class C units to Anadarko during 2016.
WGP is a limited partnership formed by Anadarko to own interests in WES. During 2016, Anadarko sold 12.5 million WGP common units to the public for net proceeds of $476 million. At June 30, 2017, Anadarko’s ownership interest in WGP consisted of an 81.6% limited partner interest and the entire non-economic general partner interest. The remaining 18.4% limited partner interest in WGP was owned by the public.
At June 30, 2017, WGP’s ownership interest in WES consisted of a 29.9% limited partner interest, the entire 1.5% general partner interest, and all of the WES incentive distribution rights. At June 30, 2017, Anadarko also owned an 8.8% limited partner interest in WES through other subsidiaries’ ownership of common and Class C units. The remaining 59.8% limited partner interest in WES was owned by the public.

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
All outstanding debt for WES at June 30, 2017, and December 31, 2016, including any borrowings under the WES RCF, is recourse to WES’s general partner, which in turn has been indemnified in certain circumstances by certain wholly owned subsidiaries of the Company for such liabilities. All outstanding debt for WGP at June 30, 2017, and December 31, 2016, including any borrowings under the WGP RCF, is recourse to WGP’s general partner, which is a wholly owned subsidiary of the Company. See Note 8—Debt for additional information on WGP and WES long-term debt balances.

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

Financial Support Provided to VIEs Concurrent with the closing of its May 2008 IPO, WES loaned the Company $260 million in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The related interest income for WES was $4 million for each of the three months ended June 30, 2017 and 2016, and $8 million for each of the six months ended June 30, 2017 and 2016. The note receivable and related interest income are eliminated in consolidation.
In March 2015, WES acquired the Company’s interest in DBJV. The acquisition was financed using a deferred purchase price obligation that required a cash payment from WES to the Company due on March 31, 2020. In May 2017, WES reached an agreement with the Company to settle this obligation whereby WES made a cash payment to the Company of $37 million, equal to the net present value of the obligation at March 31, 2017.
In order to reduce WES’s exposure to a majority of the commodity-price risk inherent in certain of their contracts, Anadarko has commodity price swap agreements in place with WES expiring on December 31, 2017. WES has recorded a capital contribution from Anadarko in its Consolidated Statement of Equity and Partners’ Capital for the amount by which the swap price exceeds the applicable market price. WES recorded a capital contribution from Anadarko of $29 million for the six months ended June 30, 2017, and $16 million for the six months ended June 30, 2016.

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
The following summarizes cash paid (received) for interest and income taxes as well as non-cash investing and financing activities:

	Six Months Ended June 30,
millions	2017	2016
Cash paid (received)
Interest, net of amounts capitalized	$449	$427
Income taxes, net of refunds (1)	162	(883)
Non-cash investing activities
Fair value of properties and equipment from non-cash transactions	$553	$3
Asset retirement cost additions	138	49
Accruals of property, plant, and equipment	696	505
Net liabilities assumed (divested) in acquisitions and divestitures	(100)	(36)
Non-cash investing and financing activities
FPSO construction period obligation (2)	$—	$11
Deferred drilling lease liability	13	—
__________________________________________________________________

(1)	Includes $881 million from a tax refund in 2016 related to the income tax benefit associated with the Company’s 2015 tax net operating loss carryback.

(2)	Upon completion of the FPSO in the third quarter of 2016, the Company reported the construction period obligation as a capital lease obligation based on the fair value of the FPSO.

17. Segment Information

Anadarko’s business segments are separately managed due to distinct operational differences. Anadarko has previously presented three reportable segments in its quarterly and annual filings: Oil and Gas Exploration and Production, Midstream, and Marketing. In the first half of 2017, Anadarko substantially completed a repositioning of its asset portfolio to focus on higher margin liquids production. This shift resulted in a substantial decrease in the number of U.S. operating areas. Following the portfolio repositioning, the chief operating decision maker reviews operating results for Exploration and Production and Midstream when making operating and capital allocation decisions. Accordingly, Anadarko will no longer identify marketing activities as a separate reportable segment and will have two reporting segments: Exploration and Production and Midstream, which will include their respective marketing results. The Company has reclassified prior period amounts to conform to the current period’s presentation.
The Exploration and Production reporting segment explores for, produces, and sells oil, natural gas, and NGLs and plans for the development and operation of the Company’s LNG project in Mozambique. The Midstream reporting segment engages in gathering, processing, treating, and transporting Anadarko and third-party oil, natural-gas, and NGLs production as well as gathering and disposal of produced water. The Midstream reporting segment consists of two operating segments, WES and Other Midstream, which are aggregated into one reporting segment due to similar financial and operating characteristics.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17. Segment Information (Continued)

To assess the performance of Anadarko’s operating segments, the chief operating decision maker analyzes Adjusted EBITDAX. The Company defines Adjusted EBITDAX as income (loss) before income taxes; interest expense; DD&A; exploration expense; gains (losses) on divestitures, net; impairments; total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives; and certain items not related to the Company’s normal operations, less net income (loss) attributable to noncontrolling interests. During the periods presented, items not related to the Company’s normal operations included restructuring charges related to the workforce reduction program included in G&A, loss on early extinguishment of debt, and certain other nonoperating items included in other (income) expense, net.
The Company’s definition of Adjusted EBITDAX excludes gains (losses) on divestitures, net and exploration expense as they are not indicators of operating efficiency for a given reporting period. However, exploration expense is monitored by management as part of costs incurred in exploration and development activities. Similarly, DD&A and impairments are excluded from Adjusted EBITDAX as a measure of segment operating performance because capital expenditures are evaluated at the time capital costs are incurred. Adjusted EBITDAX also excludes interest expense to allow for assessment of segment operating results without regard to Anadarko’s financing methods or capital structure. Total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives are excluded from Adjusted EBITDAX because these (gains) losses are not considered a measure of asset operating performance. Finally, net income (loss) attributable to noncontrolling interests is excluded from the Company’s measure of Adjusted EBITDAX, because it represents earnings that are not attributable to the Company’s common stockholders.
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

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2017	2016	2017	2016
Income (loss) before income taxes	$(372)	$(925)	$(550)	$(2,306)
Interest expense	227	217	450	437
DD&A	1,037	984	2,152	2,133
Exploration expense	535	76	1,620	202
(Gains) losses on divestitures, net	(205)	104	(1,009)	102
Impairments	10	18	383	34
Total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives	45	371	(110)	775
Restructuring charges	18	48	17	251
Other operating expense	—	—	—	1
Loss on early extinguishment of debt	2	124	2	124
Certain other nonoperating items	—	(56)	—	(56)
Less net income (loss) attributable to noncontrolling interests	81	81	124	117
Consolidated Adjusted EBITDAX	$1,216	$880	$2,831	$1,580

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17. Segment Information (Continued)

Information presented below as “Other and Intersegment Eliminations” includes corporate costs, margin on sales of third-party commodity purchases, deficiency fees, results from hard-minerals royalties, net cash from settlement of commodity derivatives, and net income (loss) attributable to noncontrolling interests. The following summarizes selected financial information for Anadarko’s reporting segments:

millions	Exploration & Production	Midstream	Other and Intersegment Eliminations	Total
Three Months Ended June 30, 2017
Sales revenues	$1,955	$447	$17	$2,419
Intersegment revenues	—	156	(156)	—
Other (1)	8	54	30	92
Total revenues and other (2)	1,963	657	(109)	2,511
Operating costs and expenses (3)	805	345	91	1,241
Net cash from settlement of commodity derivatives	—	—	(13)	(13)
Other (income) expense, net	—	—	(14)	(14)
Net income (loss) attributable to noncontrolling interests (1)	—	—	81	81
Total expenses and other	805	345	145	1,295
Adjusted EBITDAX	$1,158	$312	$(254)	$1,216

Three Months Ended June 30, 2016
Sales revenues	$1,680	$280	$25	$1,985
Intersegment revenues	—	218	(218)	—
Other (1)	(14)	28	20	34
Total revenues and other (2)	1,666	526	(173)	2,019
Operating costs and expenses (3)	861	234	26	1,121
Net cash from settlement of commodity derivatives	—	—	(60)	(60)
Other (income) expense, net	—	—	1	1
Net income (loss) attributable to noncontrolling interests (1)	—	—	81	81
Total expenses and other	861	234	48	1,143
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	4	4
Adjusted EBITDAX	$805	$292	$(217)	$880
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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17. Segment Information (Continued)

millions	Exploration & Production	Midstream	Other and Intersegment Eliminations	Total
Six Months Ended June 30, 2017
Sales revenues	$4,409	$850	$58	$5,317
Intersegment revenues	—	349	(349)	—
Other (1)	10	87	60	157
Total revenues and other (2)	4,419	1,286	(231)	5,474
Operating costs and expenses (3)	1,728	672	146	2,546
Net cash from settlement of commodity derivatives	—	—	(7)	(7)
Other (income) expense, net	—	—	(22)	(22)
Net income (loss) attributable to noncontrolling interests (1)	—	—	124	124
Total expenses and other	1,728	672	241	2,641
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	(2)	(2)
Adjusted EBITDAX	$2,691	$614	$(474)	$2,831

Six Months Ended June 30, 2016
Sales revenues	$3,074	$494	$51	$3,619
Intersegment revenues	—	444	(444)	—
Other (1)	(15)	41	46	72
Total revenues and other (2)	3,059	979	(347)	3,691
Operating costs and expenses (3)	1,709	430	25	2,164
Net cash from settlement of commodity derivatives	—	—	(163)	(163)
Other (income) expense, net	—	—	1	1
Net income (loss) attributable to noncontrolling interests (1)	—	—	117	117
Total expenses and other	1,709	430	(20)	2,119
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	8	8
Adjusted EBITDAX	$1,350	$549	$(319)	$1,580
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

These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the following risks and uncertainties:

•	the Company’s assumptions about energy markets

•	production and sales volume levels

•	levels of oil, natural-gas, and NGLs reserves

•	operating results

•	competitive conditions

•	technology

•	availability of capital resources, levels of capital expenditures, and other contractual obligations

•	supply and demand for, the price of, and the commercialization and transporting of oil, natural gas, NGLs, and other products or services

•	volatility in the commodity-futures market

•	weather

•	inflation

•	availability of goods and services, including unexpected changes in costs

•	drilling and other operational risks

•	processing volumes and pipeline throughput

•	general economic conditions, nationally, internationally, or in the jurisdictions in which the Company is, or in the future may be, doing business

•	the Company’s inability to timely obtain or maintain permits or other governmental approvals, including those necessary for drilling and/or development projects

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

•
the outcome of pending and future regulatory, legislative, or other proceedings or investigations, including the investigation by the National Transportation Safety Board (NTSB), related to our operations in Colorado, and continued or additional disruptions in operations that may occur as the Company complies with regulatory orders or other state or local changes in laws or regulations in Colorado

•
other factors discussed below and elsewhere in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, this Form 10-Q, and in the Company’s other public filings, press releases, and discussions with Company management

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this Form 10-Q in Part I, Item 1; the information set forth in the Risk Factors under Part II, Item 1A; the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016; and the information set forth in the Risk Factors under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

MANAGEMENT OVERVIEW

In 2017, Anadarko continues to optimize and further concentrate its portfolio on higher-return, oil-levered opportunities in areas where it possesses both scale and competitive advantages, namely the Delaware and DJ basins in the U.S. onshore and deepwater Gulf of Mexico. Anadarko’s deepwater Gulf of Mexico assets are expected to generate substantial cash flows over the next five years at current strip prices. The Company plans to use the cash flows from the Gulf of Mexico as well as from its international producing assets to fund growth in the Company’s unconventional assets in the Delaware and DJ basins. Much of the 2017 operational focus is preparing the Delaware basin for development with increased operatorship and infrastructure to facilitate long-term growth and value. The Company ended the second quarter of 2017 with 16 operated drilling rigs in the Delaware basin and 6 operated drilling rigs in the DJ basin, which compares to 14 operated drilling rigs in the Delaware basin and 6 operated drilling rigs in the DJ basin at the end of the first quarter of 2017. In the deepwater Gulf of Mexico, Anadarko has 3 floating rigs drilling with a focus on leveraging the Company’s expansive infrastructure position.
Following a home explosion in Colorado in April 2017, the Company has taken actions in an effort to alleviate public concern and reinforce confidence in the safety of its operations. The Company took precautionary measures to shut in all operated vertical wells in the DJ basin to conduct additional inspections and testing and also remove all one-inch return lines associated with these wells. Subsequently, in May 2017, the Colorado Oil & Gas Conservation Commission issued a two-phase Notice to Operators (NTO) requiring all operators to inventory and integrity test existing flowlines within 1,000 feet of a building unit and abandon all inactive flowlines in such areas. The Company expects to meet the NTO compliance deadline, is cooperating fully with the NTSB in its investigation, and continues to work cooperatively with state regulators and others.
Anadarko currently estimates a 2017 capital spending range of $5.1 billion to $5.4 billion, which represents a decrease of more than 5% from the initial 2017 estimate due to current market conditions requiring lower capital intensity given the volatility of margins realized in this operating environment. The estimated capital spending range includes approximately $900 million to $1.0 billion for WES. The Company has currently allocated approximately 80% of its 2017 capital spending budget to the U.S. onshore upstream and midstream and deepwater Gulf of Mexico development; 15% to future value areas, such as deepwater exploration and Mozambique LNG; 2% to international cash generation assets, such as oil projects in Algeria and Ghana; and 3% to corporate activities. The Company’s 2017 capital program was designed to leverage its streamlined portfolio and sharpened focus on higher-margin oil production.
The Company will continue to evaluate the oil and natural-gas price environments and may adjust its capital spending plans while maintaining appropriate liquidity and financial flexibility with cash on the balance sheet, ownership of marketable securities in WGP, and access to credit facilities.
Anadarko’s revenues, operating results, cash flows from operations, capital spending, and future growth rates are highly influenced by commodity prices, which affect the value the Company receives from its sales of oil, natural gas, and NGLs.

Significant operating and financial activities for the second quarter of 2017 include the following:

Total Company

•	Anadarko’s overall sales-volume product mix increased to 67% liquids in the second quarter of 2017, compared to 54% in the second quarter of 2016, which significantly improved margins.

•
Anadarko’s second-quarter oil sales volumes averaged 331 MBbls/d, representing a 12% increase from the second quarter of 2016, primarily due to increased volumes from the Gulf of Mexico and the startup of TEN offshore Ghana, partially offset by divestitures of U.S. onshore oil and gas assets in 2016 and 2017.

U.S. Onshore

•	Oil sales volumes in the Delaware basin increased 11 MBbls/d, representing a 52% increase from the second quarter of 2016, due to continued drilling and completion activities.

•	Anadarko closed the divestitures of its Eaglebine and Utah CBM assets during the quarter for net proceeds of $604 million, prior to final closing adjustments.

Gulf of Mexico

•
Oil sales volumes averaged 113 MBbls/d, representing a 102% increase from the second quarter of 2016, primarily due to continued tieback activity at several facilities and activity from the GOM Acquisition.

International

•
Second-quarter sales volumes averaged 93 MBbls/d, representing a 26% increase from the second quarter of 2016, primarily as a result of the TEN development project (19% nonoperated participating interest) in Ghana achieving first oil in the third quarter of 2016.

•
Interim mooring of the FPSO at the Jubilee field in Ghana commenced in the fourth quarter of 2016 and was completed during the first quarter of 2017. Final decisions and approvals will be sought for the long-term turret system solution in the third quarter of 2017. It is anticipated that a facility shutdown of between five and eight weeks may be required in the second half of 2017. The partnership is actively seeking optimization solutions to minimize the duration of any shutdown period.

•
The Company is completing many of the core components of the legal and contractual framework for its LNG project in Mozambique. The progress helps position the Company to advance negotiations in securing long-term LNG offtake contracts as it continues toward a final investment decision.

Financial

•	The Company generated $857 million of cash flow from operations and ended the quarter with $6.0 billion of cash.

FINANCIAL RESULTS

	Three Months Ended June 30,		Six Months Ended June 30,
millions except per-share amounts	2017	2016	2017	2016
Oil, natural-gas, and NGLs sales	$1,955	$1,680	$4,409	$3,074
Gathering, processing, and marketing sales	464	305	908	545
Gains (losses) on divestitures and other, net	297	(70)	1,166	(30)
Revenues and other	$2,716	$1,915	$6,483	$3,589
Costs and expenses	2,841	2,247	6,718	4,785
Other (income) expense	247	593	315	1,110
Income tax expense (benefit)	(38)	(314)	59	(697)
Net income (loss) attributable to common stockholders	$(415)	$(692)	$(733)	$(1,726)
Net income (loss) per common share attributable to common stockholders—diluted	$(0.76)	$(1.36)	$(1.34)	$(3.39)
Average number of common shares outstanding—diluted	552	510	552	510

The following discussion pertains to Anadarko’s results of operations, financial condition, and changes in financial condition. Any increases or decreases “for the three months ended June 30, 2017,” refer to the comparison of the three months ended June 30, 2017, to the three months ended June 30, 2016, and any increases or decreases “for the six months ended June 30, 2017,” refer to the comparison of the six months ended June 30, 2017, to the six months ended June 30, 2016. The primary factors that affect the Company’s results of operations include commodity prices for oil, natural gas, and NGLs; sales volumes; the cost of finding such reserves; and operating costs.

Revenues and Sales Volumes

	Three Months Ended June 30,
millions except percentages	Oil	Natural Gas	NGLs	Total
2016 sales revenues	$1,125	$320	$235	$1,680
Changes associated with prices	163	138	47	348
Changes associated with sales volumes	134	(139)	(68)	(73)
2017 sales revenues	$1,422	$319	$214	$1,955
Increase (decrease) vs. 2016	26%	—%	(9)%	16%

	Six Months Ended June 30,
millions except percentages	Oil	Natural Gas	NGLs	Total
2016 sales revenues	$1,975	$686	$413	$3,074
Changes associated with prices	842	351	168	1,361
Changes associated with sales volumes	268	(216)	(78)	(26)
2017 sales revenues	$3,085	$821	$503	$4,409
Increase (decrease) vs. 2016	56%	20%	22%	43%

The above table illustrates the effects of the increase in commodity prices and changes associated with sales volumes, which include increases related to newly acquired assets in the Gulf of Mexico (primarily oil) and decreases associated with U.S. onshore asset divestitures (primarily natural gas).

The following provides Anadarko’s sales volumes for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Inc (Dec) vs. 2016	2016	2017	Inc (Dec) vs. 2016	2016
Barrels of Oil Equivalent
(MMBOE except percentages)
United States	49	(25)%	65	111	(16)%	132
International	8	26	7	18	21	15
Total barrels of oil equivalent	57	(20)	72	129	(12)	147

Barrels of Oil Equivalent per Day
(MBOE/d except percentages)
United States	538	(25)%	718	614	(16)%	728
International	93	26	74	99	21	81
Total barrels of oil equivalent per day	631	(20)	792	713	(12)	809

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

Oil Sales Revenues, Average Prices, and Volumes

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Inc (Dec) vs. 2016	2016	2017	Inc (Dec) vs. 2016	2016
Oil sales revenues (millions)	$1,422	26%	$1,125	$3,085	56%	$1,975

United States
Sales volumes—MMBbls	22	7%	20	46	11%	41
MBbls/d	243	7	227	256	12	229
Price per barrel	$46.68	16	$40.25	$48.01	41	$34.07

International
Sales volumes—MMBbls	8	27%	6	17	21%	14
MBbls/d	88	27	69	93	22	76
Price per barrel	$48.61	4	$46.75	$51.10	28	$39.84

Total
Sales volumes—MMBbls	30	12%	26	63	14%	55
MBbls/d	331	12	296	349	14	305
Price per barrel	$47.19	13	$41.77	$48.84	38	$35.51

The following summarizes primary drivers for the change in oil sales revenues:

millions	Change in Revenues	Due to Change in Prices	Due to Change in Volumes
Three months ended June 30, 2017 vs. 2016	$297	$163	$134
Six months ended June 30, 2017 vs. 2016	1,110	842	268

Oil Prices
The average oil price received increased for the three and six months ended June 30, 2017, primarily due to the expectation of decreasing global oversupply as a result of OPEC’s agreement to reduce production through the first quarter of 2018.

Oil Sales Volumes
2017 vs. 2016  The Company’s oil sales volumes increased by 35 MBbls/d for the three months ended June 30, 2017, and 44 MBbls/d for the six months ended June 30, 2017, primarily due to the following:
U.S. Onshore

•	Sales volumes for the Delaware basin increased by 11 MBbls/d for the three and six months ended June 30, 2017, primarily due to continued drilling and completion activities.

•
Sales volumes for the DJ basin decreased by 17 MBbls/d for the three and six months ended June 30, 2017, primarily due to reduced capital activity in 2016 during the low commodity-price cycle and downtime related to the Company’s response efforts in Colorado in the second quarter of 2017.

•
Sales volumes decreased by 32 MBbls/d for the three months ended June 30, 2017, and 26 MBbls/d for the six months ended June 30, 2017, primarily due to the sale of the U.S. onshore Eagleford assets in the first half of 2017.

Gulf of Mexico

•
Sales volumes increased by 57 MBbls/d for the three months ended June 30, 2017, and 62 MBbls/d for the six months ended June 30, 2017, primarily due to continued tieback activity at several facilities and the GOM Acquisition in December 2016.

International

•
Sales volumes for Ghana increased by 19 MBbls/d for the three months ended June 30, 2017, and 15 MBbls/d for the six months ended June 30, 2017, primarily due to liftings from the TEN development project, which came online late in the third quarter of 2016.

Natural-Gas Sales Volumes, Average Prices, and Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Inc (Dec) vs. 2016	2016	2017	Inc (Dec) vs. 2016	2016
Natural-gas sales revenues (millions)	$319	—%	$320	$821	20%	$686

United States
Sales volumes—Bcf	113	(43)%	199	280	(31)%	409
MMcf/d	1,238	(43)	2,188	1,547	(31)	2,245
Price per Mcf	$2.84	76	$1.61	$2.93	74	$1.68

The following summarizes primary drivers for the change in natural-gas sales revenues:

millions	Change in Revenues	Due to Change in Prices	Due to Change in Volumes
Three months ended June 30, 2017 vs. 2016	$(1)	$138	$(139)
Six months ended June 30, 2017 vs. 2016	135	351	(216)

Natural-Gas Prices
The average natural-gas price Anadarko received increased for the three and six months ended June 30, 2017, primarily due to the industry’s year-over-year production declines resulting in reduced gas storage, while LNG and natural-gas exports to Mexico continued to grow.

Natural-Gas Sales Volumes
2017 vs. 2016  The Company’s natural-gas sales volumes decreased by 950 MMcf/d for the three months ended June 30, 2017, and 698 MMcf/d for the six months ended June 30, 2017, primarily due to the sale of the U.S onshore Elm Grove and East Texas assets in the second half of 2016 and the U.S. onshore Marcellus and Eagleford assets in the first half of 2017.

Natural-Gas Liquids Sales Volumes, Average Prices, and Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Inc (Dec) vs. 2016	2016	2017	Inc (Dec) vs. 2016	2016
Natural-gas liquids sales revenues (millions)	$214	(9)%	$235	$503	22%	$413

United States
Sales volumes—MMBbls	8	(30)%	12	18	(20)%	23
MBbls/d	89	(30)	126	100	(20)	125
Price per barrel	$24.82	28	$19.42	$25.79	50	$17.24

International
Sales volumes—MMBbls	—	3%	1	1	9%	1
MBbls/d	5	3	5	6	9	5
Price per barrel	$30.48	26	$24.13	$34.36	47	$23.43

Total
Sales volumes—MMBbls	8	(29)%	13	19	(19)%	24
MBbls/d	94	(29)	131	106	(18)	130
Price per barrel	$25.14	28	$19.60	$26.27	50	$17.49

NGLs sales represent revenues from the sale of product derived from the processing of Anadarko’s natural-gas production. The following summarizes primary drivers for the change in NGLs sales revenues:

millions	Change in Revenues	Due to Change in Prices	Due to Change in Volumes
Three months ended June 30, 2017 vs. 2016	$(21)	$47	$(68)
Six months ended June 30, 2017 vs. 2016	90	168	(78)

NGLs Prices
The average NGLs price received increased for the three and six months ended June 30, 2017, primarily due to increased propane prices stemming from higher export demand.

NGLs Sales Volumes
2017 vs. 2016  The Company’s NGLs sales volumes decreased by 37 MBbls/d for the three months ended June 30, 2017, and 24 MBbls/d for the six months ended June 30, 2017, primarily due to the following:
U.S. Onshore

•
Sales volumes for the DJ basin increased by 6 MBbls/d for the three months ended June 30, 2017, and 7 MBbls/d for the six months ended June 30, 2017, primarily due to improved well performance partially offset by downtime due to the Company’s response efforts in Colorado in the second quarter of 2017.

•
Sales volumes decreased by 43 MBbls/d for the three months ended June 30, 2017, and 38 MBbls/d for the six months ended June 30, 2017, primarily due to the sale of the U.S. onshore East Texas assets in the second half of 2016 and the U.S. onshore Eagleford assets in the first half of 2017.

Gathering, Processing, and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2017	Inc (Dec) vs. 2016	2016	2017	Inc (Dec) vs. 2016	2016
Gathering, processing, and marketing sales	$464	52%	$305	$908	67%	$545
Gathering, processing, and marketing expense	359	42	252	710	52	467
Total gathering, processing, and marketing, net	$105	98	$53	$198	154	$78

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
Gathering, processing, and marketing, net increased by $52 million for the three months ended June 30, 2017, and by $120 million for the six months ended June 30, 2017, primarily related to an increase in throughput volumes at the DBM complex in the Delaware basin due to downtime throughout the first quarter of 2016, the gradual ramp up throughout the second quarter of 2016, and increased processing capacity into 2017.

Gains (Losses) on Divestitures and Other, net

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2017	Inc (Dec) vs. 2016	2016	2017	Inc (Dec) vs. 2016	2016
Gains (losses) on divestitures, net	$205	NM	$(104)	$1,009	NM	$(102)
Other	92	171	34	157	118	72
Total gains (losses) on divestitures and other, net	$297	NM	$(70)	$1,166	NM	$(30)

Gains (losses) on divestitures and other, net includes gains (losses) on divestitures and other operating revenues, including hard-minerals royalties, earnings from equity investments, and other revenues.
During the three and six months ended June 30, 2017 and 2016, Anadarko divested certain non-core U.S. onshore assets. See Note 3—Acquisitions, Divestitures, and Assets Held for Sale in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q for additional information.

Costs and Expenses

The following provides Anadarko’s total costs and expenses for three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2017	2016	2017	2016
Oil and gas operating	$233	$202	$491	$410
Oil and gas transportation	229	246	478	488
Exploration	535	76	1,620	202
Gathering, processing, and marketing	359	252	710	467
General and administrative	291	305	560	754
Depreciation, depletion, and amortization	1,037	984	2,152	2,133
Production, property, and other taxes	135	157	290	274
Impairments	10	18	383	34
Other operating expense	12	7	34	23
Total	$2,841	$2,247	$6,718	$4,785

Oil and Gas Operating Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Inc (Dec) vs. 2016	2016	2017	Inc (Dec) vs. 2016	2016
Oil and gas operating (millions)	$233	15%	$202	$491	20%	$410
Oil and gas operating—per BOE	4.07	45	2.80	3.81	37	2.78

Oil and gas operating expense increased by $81 million for the six months ended June 30, 2017, primarily due to the following:

•	higher overall operating costs of $89 million and non-operating costs of $20 million primarily related to the GOM Acquisition

•
higher non-operating costs of $9 million in Ghana partially related to the completion of interim mooring of the Jubilee FPSO during the first quarter of 2017 along with production from the TEN development that came online late in the third quarter of 2016

•	lower expenses of $45 million as a result of U.S. onshore asset divestitures
The related costs per BOE increased by $1.03 for the six months ended June 30, 2017, primarily due to increased costs as discussed above and shifting to a higher-return, oil-levered portfolio.

Exploration Expense

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2017	2016	2017	2016
Exploration Expense
Dry hole expense	$367	$(5)	$843	$6
Impairments of unproved properties	87	15	623	39
Geological and geophysical, exploration overhead, and other expense	81	66	154	157
Total exploration expense	535	76	1,620	202

Total exploration expense increased by $459 million for the three months ended June 30, 2017, and $1.4 billion for the six months ended June 30, 2017, primarily related to the following:

Dry Hole Expense
Dry hole expense increased by $372 million for the three months ended June 30, 2017, and $837 million for the six months ended June 30, 2017. The Company expensed the following exploratory well costs:

•	$435 million related to the Shenandoah project in the Gulf of Mexico in the first quarter of 2017

•	$241 million related to wells in the Grand Fuerte area in Colombia in the second quarter of 2017

•	$119 million related to certain wells in Côte d’Ivoire in the second quarter of 2017

•	$48 million primarily related to unsuccessful drilling activities associated with other Gulf of Mexico and international properties in the first half of 2017
See Note 5—Exploratory Well Costs in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

Impairments of Unproved Properties

Impairments of unproved properties increased by $584 million for the six months ended June 30, 2017, primarily due to the following:

•
The Company recognized $555 million of impairments of unproved Gulf of Mexico properties during the six months ended June 30, 2017, of which $463 million related to the Shenandoah project. The unproved property balance related to the Shenandoah project originated from the purchase price allocated to the Gulf of Mexico exploration projects from the acquisition of Kerr-McGee Corporation in 2006. See Note 5—Exploratory Well Costs in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
millions except percentages	2017	Inc (Dec) vs. 2016	2016	2017	Inc (Dec) vs. 2016	2016
General and administrative	$291	(5)%	$305	$560	(26)%	$754

G&A decreased by $194 million for the six months ended June 30, 2017, primarily due to $234 million associated with the 2016 workforce reduction program. See Note 11—Restructuring Charges in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Impairments

During the six months ended June 30, 2017, impairments included $211 million associated with Gulf of Mexico oil and gas properties due to lower forecasted commodity prices and $169 million primarily related to a U.S. onshore midstream property due to a reduced throughput fee as a result of a producer’s bankruptcy. For further discussion related to impairments, including the potential for future impairments, see Note 4—Impairments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Other (Income) Expense

The following provides Anadarko’s other (income) expense for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
millions	2017	2016	2017	2016
Interest expense	$227	$217	$450	$437
Loss on early extinguishment of debt	2	124	2	124
(Gains) losses on derivatives, net (1)	32	307	(115)	604
Other (income) expense, net	(14)	(55)	(22)	(55)
Total	$247	$593	$315	$1,110
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

Income Tax Expense (Benefit)

	Three Months Ended June 30,		Six Months Ended June 30,
millions except percentages	2017	2016	2017	2016
Income tax expense (benefit)	$(38)	$(314)	$59	$(697)
Income (loss) before income taxes	(372)	(925)	(550)	(2,306)
Effective tax rate	10%	34%	(11)%	30%

The Company reported a loss before income taxes for the three and six months ended June 30, 2017 and 2016. The Company’s effective tax rate is impacted each year by the relative pre-tax income (loss) earned by the Company’s operations in the U.S., Algeria, and the rest of the world. Additionally, state income taxes (net of federal income tax benefit), non-deductible Algerian exceptional profits tax for Algerian income tax purposes, net changes in uncertain tax positions, and pre-tax income allocated to noncontrolling interest typically impact the Company’s effective tax rate. For additional information on income taxes, see Note 9—Income Taxes in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
millions	2017	2016
Net cash provided by (used in) operating activities	$1,980	$1,092
Net cash provided by (used in) investing activities	1,216	(965)
Net cash provided by (used in) financing activities	(372)	329

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
During 2017, Anadarko received net proceeds of $3.5 billion from divestitures, primarily related to the sale of the Company’s U.S. onshore Eagleford, Marcellus, Eaglebine, and Utah CBM assets. As of June 30, 2017, Anadarko had $6.0 billion of cash plus $5.0 billion of borrowing capacity under its RCFs. Anadarko believes that its current available cash and anticipated operating cash flows will be sufficient to fund the Company’s projected 2017 and long-term operational and capital programs. The Company continuously monitors its liquidity position and evaluates available funding alternatives in light of current and expected conditions.

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
Cash provided by operating activities was $2.0 billion for the six months ended June 30, 2017, $0.9 billion higher compared to the same period of 2016. This increase was primarily a result of higher sales revenues in 2017 due to the impact of higher commodity prices as well as the $159.5 million payment of the Clean Water Act penalty in 2016 and $182 million related to severance costs and retirement benefits paid in 2016 in connection with the workforce reduction program. These increases were partially offset by an $881 million tax refund received in 2016 related to the income tax benefit associated with the Company’s 2015 tax net operating loss carryback.

Investing Activities

Capital Expenditures  The following presents the Company’s capital expenditures for the six months ended June 30:

millions	2017	2016
Cash Flows from Investing Activities
Additions to properties and equipment (1)	$2,296	$1,879
Adjustments for capital expenditures
Changes in capital accruals	147	(249)
Other	22	(6)
Total capital expenditures (2)	$2,465	$1,624
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

(2)
Includes WES capital expenditures of $437 million for the six months ended June 30, 2017, and $260 million for the six months ended June 30, 2016. Capital expenditures exclude the FPSO capital lease asset.

The Company’s capital expenditures increased by $841 million for the six months ended June 30, 2017, primarily due to increases of $395 million driven by U.S. onshore acreage acquisitions and exploration drilling in the Gulf of Mexico, $248 million related to U.S. onshore drilling activity primarily in the Delaware and DJ basins, and $280 million related to the development of the Company’s midstream assets in the Delaware and DJ basins. These increases were partially offset by decreased development costs of $175 million primarily related to the TEN development project in Ghana, which achieved first oil in the third quarter of 2016.

Property Exchange On March 17, 2017, WES acquired a third party’s 50% nonoperated interest in the DBJV system in exchange for WES’s 33.75% interest in nonoperated Marcellus midstream assets and $155 million in cash. WES funded the cash consideration with cash on hand and recognized a gain of $126 million as a result of this transaction. After the acquisition, the DBJV system is 100% owned by WES and consolidated by Anadarko. See Note 3—Acquisitions, Divestitures, and Assets Held for Sale in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Carried-Interest Arrangements  In the third quarter of 2014, the Company entered into a carried-interest arrangement that requires a third party to fund $442 million of Anadarko’s capital costs in exchange for a 34% working interest in the Company’s Eaglebine development, located in Southeast Texas. As part of the sale of the Eaglebine assets, the carry was canceled in the second quarter of 2017.

Divestitures  During the six months ended June 30, 2017, Anadarko received net proceeds of $3.5 billion from divestitures, primarily related to the sale of the Company’s U.S. onshore Eagleford, Marcellus, Eaglebine, and Utah CBM assets. See Note 3—Acquisitions, Divestitures, and Assets Held for Sale in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Financing Activities

millions except percentages	June 30, 2017	December 31, 2016
Anadarko	$12,199	$12,204
WES	3,253	3,091
WGP	28	28
Total debt	$15,480	$15,323
Total equity	14,656	15,497
Debt to total capitalization ratio	51.4%	49.7%

Debt Activity
Anadarko RCFs  Anadarko has a $3.0 billion RCF that matures in January 2021 and a $2.0 billion 364-Day Facility that matures in January 2018. At June 30, 2017, the Company had no outstanding borrowings under the APC RCF or the 364-Day Facility.

WES and WGP RCFs  WES has a $1.2 billion RCF that matures in February 2020 and is expandable to $1.5 billion. During the six months ended June 30, 2017, WES borrowed $160 million under its RCF, which was primarily used for general partnership purposes. At June 30, 2017, WES had $160 million of outstanding borrowings under its RCF at an interest rate of 2.53%, had outstanding letters of credit of $5 million, and had available borrowing capacity of $1.035 billion.
WGP has a $250 million RCF that matures in March 2019 and is expandable to $500 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions. At June 30, 2017, WGP had outstanding borrowings under its RCF of $28 million at an interest rate of 3.23% and had available borrowing capacity of $222 million.

For additional information on the Company’s RCFs, see Note 8—Debt in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Debt Maturities  At June 30, 2017, Anadarko’s remaining scheduled debt maturities during 2017 consisted of $17 million of senior amortizing notes associated with the TEUs. At June 30, 2017, Anadarko’s scheduled debt maturities during 2018 consisted of $17 million of senior amortizing notes associated with the TEUs and $114 million of 7.05% Debentures due May 2018, while WES has $350 million of 2.60% Senior Notes due August 2018. Anadarko’s Zero Coupons can be put to the Company in October of each year, in whole or in part, for the then-accreted value, which will be $883 million at the next put date in October 2017. Anadarko’s $114 million 7.05% Debentures due May 2018 and Zero Coupons were classified as long-term on the Company’s Consolidated Balance Sheet at June 30, 2017, as the Company has the ability and intent to refinance these obligations using long-term debt. For additional information on the Company’s debt instruments, see Note 8—Debt in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

Common Stock Dividends  Anadarko paid dividends to its common stockholders of $56 million during the six months ended June 30, 2017, and $51 million during the six months ended June 30, 2016. In response to the commodity-price environment, the Company decreased the quarterly dividend from $0.27 per share to $0.05 per share in February 2016. Anadarko has paid a dividend to its common stockholders quarterly since becoming a public company in 1986.
The amount of future dividends paid to Anadarko common stockholders is determined by the Board on a quarterly basis and is based on the Company’s earnings, financial condition, capital requirements, the effect a dividend payment would have on the Company’s compliance with relevant financial covenants, and other factors deemed relevant by the Board.

Distributions to Noncontrolling Interest Owners  Distributions to noncontrolling interest owners primarily relate to the following for the six months ended June 30:

millions	2017	2016
WES distributions to unitholders (excluding Anadarko and WGP) (1)	$146	$127
WES distributions to Series A Preferred unitholders (2)	22	2
WGP distributions to unitholders (excluding Anadarko) (3)	38	23
__________________________________________________________________

(1)
WES has made quarterly distributions to its unitholders since its IPO in the second quarter of 2008 and has increased its distribution from $0.30 per common unit for the third quarter of 2008 to $0.890 per common unit for the second quarter of 2017 (to be paid in August 2017).

(2)
WES made quarterly distributions of $0.68 per unit, prorated based on issuance date, to its Series A Preferred unitholders since the unit issuances in March and April 2016. As of June 30, 2017, all Series A Preferred units have converted into WES common units, see Note 14—Noncontrolling Interests in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10‑Q.

(3)
WGP has made quarterly distributions to its unitholders since its IPO in December 2012 and has increased its distribution from $0.17875 per common unit for the first quarter of 2013 to $0.52750 per unit for the second quarter of 2017 (to be paid in August 2017).

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

Derivative Instruments Held for Non-Trading Purposes  The Company had derivative instruments in place to reduce the price risk associated with future production of 17 MMBbls of oil and 249 Bcf of natural gas at June 30, 2017, with a net derivative asset position of $68 million. Based on actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these derivatives by $78 million, while a 10% decrease in underlying commodity prices would increase the fair value of these derivatives by $85 million. However, any cash received or paid to settle these derivatives would be substantially offset by the sales value of production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes  At June 30, 2017, the Company had a net derivative asset position of $4 million on outstanding derivative instruments entered into for trading purposes. Based on actual derivative contractual volumes, a 10% increase or decrease in underlying commodity prices would not materially impact the Company’s gains or losses on these derivative instruments.

INTEREST-RATE RISK  Borrowings, if any, under each of the 364-Day Facility, the APC RCF, the WES RCF, and the WGP RCF are subject to variable interest rates. The balance of Anadarko’s long-term debt on the Company’s Consolidated Balance Sheets has fixed interest rates. The Company has $2.9 billion of LIBOR-based obligations that are presented on the Company’s Consolidated Balance Sheets net of preferred investments in two noncontrolled entities. These obligations give rise to minimal net interest-rate risk because coupons on the related preferred investments are also LIBOR-based. While a 10% change in LIBOR would not materially impact the Company’s interest cost, it would affect the fair value of outstanding fixed-rate debt.
At June 30, 2017, the Company had a net derivative liability position of $1.4 billion related to interest-rate swaps. A 10% increase (decrease) in the three-month LIBOR interest-rate curve would decrease (increase) the aggregate fair value of outstanding interest-rate swap agreements by $88 million. However, any change in the interest-rate derivative gain or loss could be substantially offset by changes in actual borrowing costs associated with future debt issuances. For a summary of the Company’s outstanding interest-rate derivative positions, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in Anadarko’s internal control over financial reporting during the second quarter of 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Kerr-McGee Gathering, LLC, a wholly owned subsidiary of the Company, is currently in negotiations with the EPA and the Department of Justice with respect to alleged noncompliance with the leak detection and repair requirements of the Clean Air Act at its Fort Lupton complex. Although management cannot predict the outcome of settlement discussions, it is likely a resolution of this matter will result in a fine or penalty in excess of $100,000.
The Company is currently in negotiations with the EPA with respect to alleged violations of the Resource Conservation and Recovery Act at certain facilities in the Gulf of Mexico. Although management cannot predict the outcome of settlement discussions, it is likely a resolution of this matter will result in a fine or penalty in excess of $100,000.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following sets forth information with respect to repurchases by the Company of its shares of common stock during the second quarter of 2017:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 - 30, 2017	239,044	$62.19	—	$—
May 1 - 31, 2017	4,821	$59.26	—	$—
June 1 - 30, 2017	11,631	$49.37	—	$—
Total	255,496	$61.55	—	$—
 ____________________________________________________________

(1)
During the second quarter of 2017, all purchased shares related to stock received by the Company for the payment of withholding taxes due on employee share issuances under share-based compensation plans.

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

ANADARKO PETROLEUM CORPORATION
(Registrant)

July 24, 2017	By:	/s/ ROBERT G. GWIN
Robert G. Gwin Executive Vice President, Finance and Chief Financial Officer