Form 10-Q
period 2017-09-30
ANADARKO PETROLEUM CORP
filed 2017-10-31
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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
Registrant’s telephone number, including area code (832) 636-1000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the Company’s common stock at October 20, 2017, is shown below:

Title of Class	Number of Shares Outstanding
Common Stock, par value $0.10 per share	547,157,557

COMMONLY USED TERMS AND DEFINITIONS
Unless the context otherwise requires, the terms “Anadarko” and “Company” refer to Anadarko Petroleum Corporation and its consolidated subsidiaries. In addition, the following company or industry-specific terms and abbreviations are used throughout this report:
364-Day Facility - Anadarko’s $2.0 billion 364-day senior unsecured RCF maturing in January 2018
APC RCF - Anadarko’s $3.0 billion senior unsecured RCF maturing in January 2021
ASR Agreement - Anadarko’s accelerated share-repurchase agreement with an investment bank to repurchase the Company’s common stock
ASU - Accounting Standards Update
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
GOM Acquisition - The acquisition of oil and natural-gas assets in the Gulf of Mexico that closed on December 15, 2016
IPO - Initial public offering
LIBOR - London Interbank Offered Rate
LNG - Liquefied natural gas
MBbls/d - Thousand barrels per day
MBOE/d - Thousand barrels of oil equivalent per day
Mcf - Thousand cubic feet
MMBbls - Million barrels
MMBOE - Million barrels of oil equivalent
MMBtu - Million British thermal units
MMBtu/d - Million British thermal units per day
MMcf/d - Million cubic feet per day
Moody’s - Moody’s Investors Service
NGLs - Natural gas liquids
NM - Not meaningful
NTSB - National Transportation Safety Board
NYMEX - New York Mercantile Exchange
NYSE - New York Stock Exchange
Oil - Includes crude oil and condensate
OPEC - Organization of the Petroleum Exporting Countries
RCF - Revolving credit facility
S&P - Standard and Poor’s
TEN - Tweneboa/Enyenra/Ntomme
TEU or TEUs - Tangible equity units
VIE - Variable interest entity
WES - Western Gas Partners, LP, a publicly traded limited partnership, which is a consolidated subsidiary of Anadarko
WES RCF - WES’s $1.2 billion senior unsecured RCF maturing in February 2020
WGP - Western Gas Equity Partners, LP, a publicly traded limited partnership, which is a consolidated subsidiary of Anadarko
WGP RCF - WGP’s $250 million three-year senior secured RCF maturing in March 2019
Zero Coupons - Anadarko’s Zero-Coupon Senior Notes due 2036

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
millions except per-share amounts	2017	2016	2017	2016
Revenues and Other
Oil sales	$1,567	$1,239	$4,652	$3,214
Natural-gas sales	269	435	1,090	1,121
Natural-gas liquids sales	265	227	768	640
Gathering, processing, and marketing sales	509	350	1,417	895
Gains (losses) on divestitures and other, net	(114)	(358)	1,052	(388)
Total	2,496	1,893	8,979	5,482
Costs and Expenses
Oil and gas operating	257	198	748	608
Oil and gas transportation	220	256	698	744
Exploration	751	304	2,371	506
Gathering, processing, and marketing	398	291	1,108	758
General and administrative	280	362	840	1,116
Depreciation, depletion, and amortization	1,083	1,069	3,235	3,202
Production, property, and other taxes	159	148	449	422
Impairments	—	27	383	61
Other operating expense	123	31	157	54
Total	3,271	2,686	9,989	7,471
Operating Income (Loss)	(775)	(793)	(1,010)	(1,989)
Other (Income) Expense
Interest expense	230	220	680	657
Loss on early extinguishment of debt	—	—	2	124
(Gains) losses on derivatives, net	82	25	(33)	629
Other (income) expense, net	(21)	(31)	(43)	(86)
Total	291	214	606	1,324
Income (Loss) Before Income Taxes	(1,066)	(1,007)	(1,616)	(3,313)
Income tax expense (benefit)	(425)	(260)	(366)	(957)
Net Income (Loss)	(641)	(747)	(1,250)	(2,356)
Net income (loss) attributable to noncontrolling interests	58	83	182	200
Net Income (Loss) Attributable to Common Stockholders	$(699)	$(830)	$(1,432)	$(2,556)

Per Common Share
Net income (loss) attributable to common stockholders—basic	$(1.27)	$(1.61)	$(2.60)	$(5.00)
Net income (loss) attributable to common stockholders—diluted	$(1.27)	$(1.61)	$(2.61)	$(5.00)
Average Number of Common Shares Outstanding—Basic	553	517	552	512
Average Number of Common Shares Outstanding—Diluted	553	517	552	512
Dividends (per common share)	$0.05	$0.05	$0.15	$0.15

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2017	2016	2017	2016
Net Income (Loss)	$(641)	$(747)	$(1,250)	$(2,356)
Other Comprehensive Income (Loss)
Adjustments for derivative instruments
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	1	2	3	7
Income taxes on reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	—	(1)	(1)	(3)
Total adjustments for derivative instruments, net of taxes	1	1	2	4
Adjustments for pension and other postretirement plans
Net gain (loss) incurred during period	(14)	(157)	1	(347)
Income taxes on net gain (loss) incurred during period	5	58	—	128
Prior service credit (cost) incurred during period	—	—	—	(1)
Income taxes on prior service credit (cost) incurred during period	—	—	—	1
Amortization of net actuarial (gain) loss to general and administrative expense	29	114	100	156
Income taxes on amortization of net actuarial (gain) loss to general and administrative expense	(11)	(43)	(37)	(59)
Amortization of net prior service (credit) cost to general and administrative expense	(7)	(6)	(19)	(27)
Income taxes on amortization of net prior service (credit) cost to general and administrative expense	3	2	7	10
Total adjustments for pension and other postretirement plans, net of taxes	5	(32)	52	(139)
Total	6	(31)	54	(135)
Comprehensive Income (Loss)	(635)	(778)	(1,196)	(2,491)
Comprehensive income (loss) attributable to noncontrolling interests	58	83	182	200
Comprehensive Income (Loss) Attributable to Common Stockholders	$(693)	$(861)	$(1,378)	$(2,691)

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

millions	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents ($153 and $359 related to VIEs)	$5,251	$3,184
Accounts receivable (net of allowance of $16 and $14)
Customers ($104 and $70 related to VIEs)	1,009	1,007
Others ($12 and $80 related to VIEs)	873	721
Other current assets	340	354
Total	7,473	5,266
Properties and Equipment
Cost	64,855	69,013
Less accumulated depreciation, depletion, and amortization	37,023	36,845
Net properties and equipment ($5,508 and $5,050 related to VIEs)	27,832	32,168
Other Assets ($589 and $609 related to VIEs)	2,152	2,226
Goodwill and Other Intangible Assets ($1,200 and $1,221 related to VIEs)	5,671	5,904
Total Assets	$43,128	$45,564

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable
Trade ($280 and $234 related to VIEs)	$1,770	$1,617
Other	225	303
Short-term debt - Anadarko (1)	149	42
Current asset retirement obligations	336	129
Other current liabilities	1,203	1,237
Total	3,683	3,328
Long-term Debt
Long-term debt - Anadarko (1)	12,052	12,162
Long-term debt - WES and WGP	3,372	3,119
Total	15,424	15,281
Other Long-term Liabilities
Deferred income taxes	3,378	4,324
Asset retirement obligations ($144 and $140 related to VIEs)	2,747	2,802
Other	3,974	4,332
Total	10,099	11,458

Equity
Stockholders’ equity
Common stock, par value $0.10 per share (1.0 billion shares authorized, 574.0 million and 572.0 million shares issued)	57	57
Paid-in capital	11,972	11,875
Retained earnings	160	1,704
Treasury stock (21.4 million and 20.8 million shares)	(1,070)	(1,033)
Accumulated other comprehensive income (loss)	(337)	(391)
Total Stockholders’ Equity	10,782	12,212
Noncontrolling interests	3,140	3,285
Total Equity	13,922	15,497
Total Liabilities and Equity	$43,128	$45,564
__________________________________________________________________
Parenthetical references reflect amounts as of September 30, 2017, and December 31, 2016.
VIE amounts relate to WGP and WES. See Note 15—Variable Interest Entities.

(1)	Excludes WES and WGP.

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Total Stockholders’ Equity
millions	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance at December 31, 2016	$57	$11,875	$1,704	$(1,033)	$(391)	$3,285	$15,497
Net income (loss)	—	—	(1,432)	—	—	182	(1,250)
Common stock issued (1)	—	123	—	—	—	—	123
Dividends—common stock	—	—	(84)	—	—	—	(84)
Repurchase of common stock	—	—	—	(37)	—	—	(37)
Subsidiary equity transactions	—	(23)	—	—	—	—	(23)
Distributions to noncontrolling interest owners	—	—	—	—	—	(327)	(327)
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	—	—	—	—	2	—	2
Adjustments for pension and other postretirement plans	—	—	—	—	52	—	52
Cumulative effect of accounting change	—	(3)	(28)	—	—	—	(31)
Balance at September 30, 2017	$57	$11,972	$160	$(1,070)	$(337)	$3,140	$13,922
__________________________________________________________________

(1)	Represents share-based compensation expense.

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
millions	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$(1,250)	$(2,356)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	3,235	3,202
Deferred income taxes	(1,026)	(1,121)
Dry hole expense and impairments of unproved properties	2,144	300
Impairments	383	61
(Gains) losses on divestitures, net	(815)	516
Loss on early extinguishment of debt	2	124
Total (gains) losses on derivatives, net	(33)	634
Operating portion of net cash received (paid) in settlement of derivative instruments	21	229
Other	225	256
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(32)	810
Increase (decrease) in accounts payable and other current liabilities	(95)	(637)
Other items, net	(140)	(141)
Net cash provided by (used in) operating activities	2,619	1,877
Cash Flows from Investing Activities
Additions to properties and equipment	(3,538)	(2,618)
Divestitures of properties and equipment and other assets	3,480	1,281
Other, net	32	81
Net cash provided by (used in) investing activities	(26)	(1,256)
Cash Flows from Financing Activities
Borrowings, net of issuance costs	249	5,840
Repayments of debt	(42)	(6,023)
Financing portion of net cash received (paid) for derivative instruments	(160)	(639)
Increase (decrease) in outstanding checks	(58)	(126)
Dividends paid	(84)	(78)
Repurchase of common stock	(37)	(32)
Issuance of common stock	—	2,188
Sale of subsidiary units	—	1,163
Distributions to noncontrolling interest owners	(327)	(260)
Proceeds from conveyance of future hard minerals royalty revenues, net of transaction costs	—	413
Payments of future hard minerals royalty revenues conveyed	(50)	(25)
Other financing activities	(18)	—
Net cash provided by (used in) financing activities	(527)	2,421
Effect of Exchange Rate Changes on Cash	1	(1)
Net Increase (Decrease) in Cash and Cash Equivalents	2,067	3,041
Cash and Cash Equivalents at Beginning of Period	3,184	939
Cash and Cash Equivalents at End of Period	$5,251	$3,980

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
During the second quarter of 2017, the Company revised its reporting segments to reflect a change in how management reviews financial information and makes operating decisions. The Company has reclassified prior-period amounts to conform to the current period’s presentation. See Note 17—Segment Information for additional information on the change in reporting segments.
The consolidated financial statements include the accounts of Anadarko and subsidiaries in which Anadarko holds, directly or indirectly, more than 50% of the voting rights and VIEs for which Anadarko is the primary beneficiary. The Company has determined that WGP and WES are VIEs. Anadarko is considered the primary beneficiary and consolidates WGP and WES. WGP and WES function with capital structures that are separate from Anadarko, consisting of their own debt instruments and publicly traded common units. All intercompany transactions have been eliminated. Undivided interests in oil and natural-gas exploration and production joint ventures are consolidated on a proportionate basis. Investments in noncontrolled entities that Anadarko has the ability to exercise significant influence over operating and financial policies and VIEs for which Anadarko is not the primary beneficiary are accounted for using the equity method. In applying the equity method of accounting, the investments are initially recognized at cost and subsequently adjusted for the Company’s proportionate share of earnings, losses, and distributions. Other investments are carried at original cost. Investments accounted for using the equity method and cost method are included in other assets.

Recently Adopted Accounting Standards  ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, assists in determining whether a transaction should be accounted for as an acquisition or disposal of assets or as a business. This ASU provides a screen that when substantially all of the fair value of the gross assets acquired, or disposed of, are concentrated in a single identifiable asset, or a group of similar identifiable assets, the assets will not be considered a business. If the screen is not met, the assets must include an input and a substantive process that together significantly contribute to the ability to create an output to be considered a business. The Company’s adoption of this ASU on January 1, 2017, using a prospective approach, could have a material impact on consolidated financial statements as goodwill will not be allocated to divestitures or recorded on acquisitions that are not considered businesses. See Note 3—Acquisitions, Divestitures, and Assets Held for Sale.
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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, simplifies the accounting for share-based payment transactions, including the income tax consequences, classification on the statement of cash flows, accounting for forfeitures, and classification of awards as either equity or liabilities. As a result of adopting this ASU on January 1, 2017, excess tax benefits and tax deficiencies related to share-based compensation are reflected on a prospective basis in the income statement as a component of the provision for income taxes rather than additional paid-in capital as previously recognized. For the nine months ended September 30, 2017, the Company recognized a $13 million tax deficiency as an increase to the provision for income taxes. Cash flows related to excess tax benefits are classified on a prospective basis as operating activities in the statement of cash flows rather than cash inflows from financing activities and cash outflows from operating activities as previously recognized. Prior periods of the statement of cash flows were not adjusted as there was no material impact. In addition, the Company elected to begin accounting for share-based compensation award forfeitures when they occur instead of estimating the number of forfeitures expected. This change in accounting policy for share-based compensation award forfeitures did not have a material impact on the Company’s consolidated financial statements.

New Accounting Standards Issued But Not Yet Adopted  ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, requires presentation of service cost in the same line item(s) as other compensation costs arising from services rendered by employees during the period and presentation of the remaining components of net benefit cost in a separate line item outside operating items. Additionally, only the service cost component of net benefit cost will be eligible for capitalization. The Company will adopt this ASU on January 1, 2018, with retrospective presentation of the service cost component and the other components of net benefit cost in the income statement and prospective presentation for the capitalization of the service cost component of net benefit cost in assets. Upon adoption, non-service cost components of net periodic benefit costs of $225 million for the year ended 2016 and $94 million for the nine months ended September 30, 2017, will be reclassified to other (income) expense, net, from G&A; oil and gas operating; gathering, processing, and marketing; and exploration expense. The Company does not expect any other material changes upon adoption of this ASU.
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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), supersedes current revenue recognition requirements and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Additional disclosures will be required to describe the nature, amount, timing, and uncertainty of revenue and cash flows from contracts with customers. The Company has completed an initial review of contracts in each of its revenue streams and is developing accounting policies to address the provisions of the ASU. While the Company does not currently expect net earnings to be materially impacted, the Company has concluded that it is acting as an agent in the sale of certain volumes on behalf of its midstream service customers based on the requirements of the new ASU. This conclusion will result in the reduction of gathering and processing revenues and a corresponding reduction to gathering and processing expense related to its contracts with these customers. In addition, the Company expects to recognize revenue for commodities received as noncash consideration in exchange for services provided by our midstream business and revenue and associated cost of product for the subsequent sale of those same commodities. This recognition will result in an increase to revenues and expenses for gathering and processing activities with no impact on net earnings. The Company also expects changes in the timing of recognizing revenue for certain fees earned from its midstream business and hard minerals royalties due to the fee structure of certain contracts. Anadarko continues to evaluate the impact of these and other provisions of the ASU on its accounting policies, internal controls, and consolidated financial statements. Although the Company has not finalized the quantitative impact of the new standard, based on the assessment completed to date, the Company does not expect the adoption of this standard will have a material impact on its net earnings. The Company will complete its evaluation during the fourth quarter of 2017 and will adopt this new standard on January 1, 2018, using the modified retrospective method with a cumulative adjustment to retained earnings.
ASU 2016-02, Leases (Topic 842), requires lessees to recognize a lease liability and a right-of-use asset for all leases, including operating leases, with a term greater than 12 months on the balance sheet. The provisions of ASU 2016-02 also modify the definition of a lease and outline the requirements for recognition, measurement, presentation, and disclosure of leasing arrangements by both lessees and lessors. Anadarko plans to elect certain practical expedients when implementing the new lease standard, which means the Company will not have to reassess the accounting for contracts that commenced prior to adoption. Anadarko has preliminarily determined its portfolio of leased assets and is reviewing all related contracts to determine the impact that adoption will have on its consolidated financial statements. The Company is also evaluating the impact of this ASU on its systems, processes, and internal controls. The Company will complete its evaluation in 2018 and adopt this new standard on January 1, 2019, using a modified retrospective approach for all comparative periods presented.

2. Inventories

The following summarizes the major classes of inventories included in other current assets:

millions	September 30, 2017	December 31, 2016
Oil	$127	$169
Natural gas	29	38
NGLs	108	106
Total inventories	$264	$313

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Acquisitions, Divestitures, and Assets Held for Sale

Acquisition On December 15, 2016, the Company closed the GOM Acquisition for $1.8 billion using a portion of the net proceeds from the September 2016 issuance of 40.5 million shares of its common stock. The GOM Acquisition constituted a business combination and was accounted for using the acquisition method of accounting. Fair-value measurements of the assets acquired and liabilities assumed at the acquisition date were finalized during the quarter ended June 30, 2017. There were no material changes to the fair value of the assets acquired and liabilities assumed from the amounts included on the Company’s Consolidated Balance Sheet at December 31, 2016.

Property Exchange On March 17, 2017, WES acquired a third party’s 50% nonoperated interest in the DBJV system in exchange for WES’s 33.75% interest in nonoperated Marcellus midstream assets and $155 million in cash. WES recognized a gain of $126 million as a result of this transaction. After the acquisition, the DBJV system is 100% owned by WES and consolidated by Anadarko.

Divestitures and Assets Held for Sale  The following summarizes the proceeds received and gains (losses) recognized on divestitures and assets held for sale for the nine months ended September 30:

millions	2017	2016
Proceeds received, net of closing adjustments	$3,480	$1,281
Gains (losses) on divestitures, net (1)	815	(516)
__________________________________________________________________

(1)	Includes the $126 million gain related to the property exchange discussed above.

2017 During the nine months ended September 30, 2017, the Company divested of the following assets:

•	Eagleford assets in South Texas, included in the Exploration and Production reporting segment, for net proceeds of $2.1 billion and a net gain of $730 million

•	Eaglebine assets in Southeast Texas, included in the Exploration and Production reporting segment, for net proceeds of $533 million and a net gain of $282 million

•	Utah CBM assets, included in the Exploration and Production and Midstream reporting segments, for net proceeds of $69 million and a net loss of $52 million

•
Marcellus assets in Pennsylvania, included in the Exploration and Production and Midstream reporting segments, for net proceeds of $758 million and net losses of $129 million in the fourth quarter of 2016 and $56 million for the nine months ended September 30, 2017

Certain Marcellus assets in Pennsylvania, included in the Exploration and Production and Midstream reporting segments, satisfied criteria to be considered held for sale during the fourth quarter of 2016, at which time the Company remeasured these assets to their current fair value using a market approach and Level 2 fair-value inputs and recognized the losses discussed above. Proceeds of $196 million associated with these assets were held in escrow by the purchaser and reflected as Accounts Receivable, Others on the Company’s Consolidated Balance Sheet as of September 30, 2017. In October 2017, proceeds of $193 million were released from escrow. The remaining $3 million is expected to be released by early 2018.
Certain Moxa Arch assets in Wyoming, included in the Exploration and Production reporting segment, satisfied criteria to be considered held for sale during the third quarter of 2017, at which time the Company remeasured these assets to their current fair value using a market approach and Level 2 fair-value inputs and recognized a loss of $197 million. At September 30, 2017, the Company’s Consolidated Balance Sheet included long-term assets of $557 million and long-term liabilities of $37 million associated with the Moxa Arch assets held for sale. Losses on assets held for sale are included in gains (losses) on divestitures and other, net in the Company’s Consolidated Statements of Income.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Acquisitions, Divestitures, and Assets Held for Sale (Continued)

2016 During the nine months ended September 30, 2016, the Company divested of the following assets:

•	Wamsutter assets in Wyoming, included in the Exploration and Production reporting segment, for net proceeds of $588 million and a net loss of $59 million

•	Ozona and Steward assets in West Texas, included in the Exploration and Production and Midstream reporting segments, for net proceeds of $223 million and a net loss of $50 million

•	East Chalk assets in East Texas/Louisiana, included in the Exploration and Production reporting segment, for net proceeds of $99 million and a net gain of $13 million

•	Elm Grove assets in East Texas/Louisiana, included in the Exploration and Production reporting segment, for net proceeds of $100 million and a net loss of $54 million
The Carthage assets in East Texas, included in the Exploration and Production and Midstream reporting segments, satisfied criteria to be considered held for sale during the third quarter of 2016, at which time the Company remeasured these assets to their current fair value using a market approach and Level 2 fair-value measurement and recognized a loss of $355 million. The sale of these assets closed in the fourth quarter of 2016.

4. Impairments

Impairments of Long-Lived Assets Impairments of long-lived assets are included in impairment expense in the Company’s Consolidated Statements of Income. The following summarizes impairments of long-lived assets and the related post-impairment fair values by segment:

	Nine Months Ended
millions	Impairment	Fair Value (1)
September 30, 2017
Exploration and Production
U.S. onshore properties	$2	$3
Gulf of Mexico properties	211	231
Midstream	169	58
Other	1	—
Total	$383	$292
__________________________________________________________________

(1)
Measured as of the impairment date using the income approach and Level 3 inputs. The primary assumptions used to estimate undiscounted future net cash flows include anticipated future production, commodity prices, and capital and operating costs.

Impairments during the nine months ended September 30, 2017, were primarily related to oil and gas properties in the Gulf of Mexico due to lower forecasted commodity prices and a U.S. onshore midstream property due to a reduced throughput fee as a result of a producer’s bankruptcy.

Impairments of Unproved Properties Impairments of unproved properties are included in exploration expense in the Company’s Consolidated Statements of Income. The Company recognized $586 million of impairments of unproved Gulf of Mexico properties during the nine months ended September 30, 2017, primarily due to an impairment of $463 million to the Shenandoah project. The unproved property balance related to the Shenandoah project originated from the purchase price allocated to Gulf of Mexico exploration projects from the acquisition of Kerr-McGee Corporation in 2006. For additional details on the Shenandoah project, see Note 5—Exploratory Well Costs.

It is reasonably possible that significant declines in commodity prices, further changes to the Company’s drilling plans in response to lower prices, reduction of proved and probable reserve estimates, or increases in drilling or operating costs could result in other additional impairments.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Exploratory Well Costs

During the nine months ended September 30, 2017, exploratory well costs were expensed for certain exploratory wells that did not encounter commercial quantities of hydrocarbons or that the Company determined were no longer making sufficient progress for continued capitalization of the exploratory well costs.

Gulf of Mexico The Company expensed exploratory well costs of $801 million during the nine months ended September 30, 2017, primarily related to the following projects:

•
Shenandoah The Company expensed $438 million related to the Shenandoah-6 appraisal well and subsequent sidetrack, which completed appraisal activities in April 2017 and did not encounter the oil-water contact in the eastern portion of the field. Given the results of this well and the commodity-price environment at that time, the Company suspended further appraisal activities.

•
Phobos The Company expensed $221 million in the third quarter of 2017 related to wells at the Phobos project. These wells found insufficient quantities of oil pay to justify development in the current price environment.

•
Warrior The Company expensed $110 million in the third quarter of 2017 related to the northern appraisal well and sidetrack at the Warrior project. These wells found insufficient quantities of oil pay to justify development of the northern portion of the field in the current price environment. Evaluation of the remaining appraisal well in the southern portion of the field is ongoing.

Colombia During the nine months ended September 30, 2017, the Company expensed exploratory well costs of $243 million related to wells in the Grand Fuerte area in Colombia due to insufficient progress on contractual and fiscal reforms needed for deepwater gas development. All leases remain contractually in good standing.

Côte d’Ivoire During the second quarter of 2017, the Company expensed exploratory well costs of $119 million in Côte d’Ivoire due to unsuccessful drilling activities in the south channel of the Paon prospect and in Block CI-527. During the third quarter of 2017, after further evaluation of recent well results, Anadarko initiated relinquishment of the Company’s interests in its Côte d’Ivoire blocks and expensed the remaining $206 million of exploratory well and appraisal costs related to the Paon project.

Suspended Exploratory Well Costs The Company’s suspended exploratory well costs were $530 million at September 30, 2017, and $1.2 billion at December 31, 2016. For exploratory wells, drilling costs are capitalized, or “suspended,” on the balance sheet when the well has found a sufficient quantity of reserves to justify its completion as a producing well and sufficient progress is being made in assessing the reserves and the economic and operating viability of the project. If additional information becomes available that raises substantial doubt as to the economic or operational viability of any of these projects, the associated costs will be expensed at that time. During the nine months ended September 30, 2017, $488 million of suspended exploratory well costs previously capitalized for greater than one year at December 31, 2016, were charged to exploration expense.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Current Liabilities

Accounts Payable Accounts payable, trade included liabilities of $204 million at September 30, 2017, and $262 million at December 31, 2016, representing the amount by which checks issued but not presented to the Company’s banks for collection exceeded balances in applicable bank accounts. Changes in these liabilities are classified as cash flows from financing activities.

Other Current Liabilities The following summarizes the Company’s other current liabilities:

millions	September 30, 2017	December 31, 2016
Accrued income taxes	$211	$6
Interest payable	161	244
Production, property, and other taxes payable	249	239
Accrued employee benefits	207	355
Derivatives	233	175
Other	142	218
Total other current liabilities	$1,203	$1,237

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments (Continued)

Oil and Natural-Gas Production/Processing Derivative Activities  The oil prices listed below are a combination of NYMEX West Texas Intermediate and Intercontinental Exchange, Inc. (ICE) Brent Blend prices. The natural-gas prices listed below are NYMEX Henry Hub prices. The NGLs prices listed below are Oil Price Information Services prices. The following is a summary of the Company’s derivative instruments related to oil and natural-gas production/processing derivative activities at September 30, 2017:

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

Marketing and Trading Derivative Activities  The Company had financial derivative transactions with notional volumes of natural gas totaling 15 Bcf at September 30, 2017, and 2 Bcf at December 31, 2016, that were entered into to mitigate commodity-price risk related to fixed-price purchase and sales contracts and storage activity.

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
At September 30, 2017, the Company had outstanding interest-rate swaps with a notional amount of $1.6 billion due prior to or in September 2023 that manage interest-rate risk associated with the potential refinancing of the Company’s future debt maturities. Depending on market conditions, liability-management actions, or other factors, the Company may enter into offsetting interest-rate swap positions or settle or amend certain or all of the currently outstanding interest-rate swaps. The Company had the following outstanding interest-rate swaps at September 30, 2017:

millions except percentages		Mandatory	Weighted-Average
Notional Principal Amount	Reference Period	Termination Date	Interest Rate
$550	September 2016 - 2046	September 2020	6.418%
$250	September 2016 - 2046	September 2022	6.809%
$200	September 2017 - 2047	September 2018	6.049%
$100	September 2017 - 2047	September 2020	6.891%
$250	September 2017 - 2047	September 2021	6.570%
$250	September 2017 - 2047	September 2023	6.761%

Derivative settlements and collateralization are classified as cash flows from operating activities unless the derivatives contain an other-than-insignificant financing element, in which case the settlements and collateralization are classified as cash flows from financing activities. As a result of prior extensions of reference-period start dates without settlement of the related interest-rate derivative obligations, the interest-rate derivatives in the Company’s portfolio contain an other-than-insignificant financing element, and therefore, any settlements, collateralization, or cash payments for amendments related to these extended interest-rate derivatives are classified as cash flows from financing activities. Net cash payments related to settlements and amendments of interest-rate swap agreements were $118 million during the nine months ended September 30, 2017, and $275 million during the nine months ended September 30, 2016.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments (Continued)

Effect of Derivative Instruments—Balance Sheet  The following summarizes the fair value of the Company’s derivative instruments:

	Gross Derivative Assets		Gross Derivative Liabilities
millions	September 30,	December 31,	September 30,	December 31,
Balance Sheet Classification	2017	2016	2017	2016
Commodity derivatives
Other current assets	$58	$10	$(40)	$(3)
Other assets	33	9	(29)	—
Other current liabilities	38	66	(44)	(201)
Other liabilities	163	—	(166)	(12)
	292	85	(279)	(216)
Interest-rate derivatives
Other current assets	12	8	—	—
Other assets	42	23	—	—
Other current liabilities	—	—	(237)	(48)
Other liabilities	—	—	(1,176)	(1,328)
	54	31	(1,413)	(1,376)
Total derivatives	$346	$116	$(1,692)	$(1,592)

Effect of Derivative Instruments—Statement of Income  The following summarizes gains and losses related to derivative instruments:

millions	Three Months Ended September 30,		Nine Months Ended September 30,
Classification of (Gain) Loss Recognized	2017	2016	2017	2016
Commodity derivatives
Gathering, processing, and marketing sales (1)	$—	$(1)	$—	$5
(Gains) losses on derivatives, net	43	(59)	(164)	7
Interest-rate derivatives
(Gains) losses on derivatives, net	39	84	131	622
Total (gains) losses on derivatives, net	$82	$24	$(33)	$634
__________________________________________________________________

(1)	Represents the effect of Marketing and Trading Derivative Activities.

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
The Company’s derivative instruments are subject to individually negotiated credit provisions that may require collateral of cash or letters of credit depending on the derivative’s portfolio valuation versus negotiated credit thresholds. These credit thresholds may also require full or partial collateralization or immediate settlement of the Company’s obligations if certain credit-risk-related provisions are triggered, such as if the Company’s credit rating from S&P and Moody’s declines to a level that is below investment grade. As of September 30, 2017, the Company’s long-term debt was rated investment grade (BBB) by both S&P and Fitch Ratings and below investment grade (Ba1) by Moody’s. Although certain counterparties required the Company to post collateral due to the Moody’s rating, no counterparties have requested termination or full settlement of derivative positions. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed was $1.2 billion (net of $159 million of collateral) at September 30, 2017, and $1.4 billion (net of $117 million of collateral) at December 31, 2016.

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
The following summarizes the fair value of the Company’s derivative assets and liabilities by input level within the fair-value hierarchy:

millions	Level 1	Level 2	Level 3	Netting (1)	Collateral	Total
September 30, 2017
Assets
Commodity derivatives	$—	$292	$—	$(271)	$—	$21
Interest-rate derivatives	—	54	—	—	—	54
Total derivative assets	$—	$346	$—	$(271)	$—	$75
Liabilities
Commodity derivatives	$—	$(279)	$—	$271	$—	$(8)
Interest-rate derivatives	—	(1,413)	—	—	159	(1,254)
Total derivative liabilities	$—	$(1,692)	$—	$271	$159	$(1,262)

December 31, 2016
Assets
Commodity derivatives	$2	$83	$—	$(69)	$—	$16
Interest-rate derivatives	—	31	—	—	—	31
Total derivative assets	$2	$114	$—	$(69)	$—	$47
Liabilities
Commodity derivatives	$(3)	$(213)	$—	$69	$6	$(141)
Interest-rate derivatives	—	(1,376)	—	—	117	(1,259)
Total derivative liabilities	$(3)	$(1,589)	$—	$69	$123	$(1,400)
 __________________________________________________________________

(1)	Represents the impact of netting commodity derivative assets and liabilities with counterparties where the Company has the contractual right and intends to net settle.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt

Debt  The following summarizes the Company’s outstanding debt, including capital lease obligations, after eliminating the effect of intercompany transactions:

millions	WES	WGP (1)	Anadarko (2)	Consolidated
September 30, 2017
Total borrowings at face value	$3,370	$28	$13,523	$16,921
Net unamortized discounts, premiums, and debt issuance costs (3)	(26)	—	(1,563)	(1,589)
Total borrowings (4)	3,344	28	11,960	15,332
Capital lease obligations	—	—	241	241
Less short-term debt	—	—	149	149
Total long-term debt	$3,344	$28	$12,052	$15,424

December 31, 2016
Total borrowings at face value	$3,120	$28	$13,558	$16,706
Net unamortized discounts, premiums, and debt issuance costs (3)	(29)	—	(1,599)	(1,628)
Total borrowings (4)	3,091	28	11,959	15,078
Capital lease obligations	—	—	245	245
Less short-term debt	—	—	42	42
Total long-term debt	$3,091	$28	$12,162	$15,281
__________________________________________________________________

(1)	Excludes WES.

(2)	Excludes WES and WGP.

(3)
Unamortized discounts, premiums, and debt issuance costs are amortized over the term of the related debt. Debt issuance costs related to RCFs are included in other current assets and other assets on the Company’s Consolidated Balance Sheets.

(4)	The Company’s outstanding borrowings, except for borrowings under the WGP RCF, are senior unsecured.

Fair Value  The Company uses a market approach to determine the fair value of its fixed-rate debt using observable market data, which results in a Level 2 fair-value measurement. The carrying amount of floating-rate debt approximates fair value as the interest rates are variable and reflective of market rates. The estimated fair value of the Company’s total borrowings was $17.4 billion at September 30, 2017, and $17.1 billion at December 31, 2016.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt (Continued)

Anadarko Borrowings  Anadarko has a $3.0 billion senior unsecured RCF maturing in January 2021 (APC RCF) and a $2.0 billion 364-day senior unsecured RCF maturing in January 2018 (364-Day Facility). At September 30, 2017, the Company had no outstanding borrowings under the APC RCF or the 364-Day Facility and was in compliance with all covenants.
Anadarko’s Zero Coupons can be put to the Company in October of each year, in whole or in part, for the then-accreted value of the outstanding Zero Coupons. None of the Zero Coupons were put to the Company in October 2017. The Zero Coupons can next be put to the Company in October 2018, in whole or in part, for the then-accreted value of $930 million.
The Company also has notes payable related to its ownership of certain noncontrolling mandatorily redeemable interests that are not included in the Company’s reported debt balance and do not affect consolidated interest expense. See Note 8—Equity Method Investments in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

WES and WGP Borrowings  At September 30, 2017, WES was in compliance with all covenants contained in its $1.2 billion senior unsecured RCF maturing in February 2020 (WES RCF), which is expandable to $1.5 billion. During the nine months ended September 30, 2017, WES borrowed $250 million under its RCF, which was used for general partnership purposes. At September 30, 2017, WES had outstanding borrowings under its RCF of $250 million at an interest rate of 2.54%, had outstanding letters of credit of $5 million, and had available borrowing capacity of $945 million. WES’s $350 million 2.60% Senior Notes due August 2018 were classified as long-term debt on the Company’s Consolidated Balance Sheet at September 30, 2017, as WES has the ability and intent to refinance these obligations using long-term debt.
At September 30, 2017, WGP was in compliance with all covenants contained in its $250 million three-year senior secured RCF maturing in March 2019 (WGP RCF), which is expandable to $500 million subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions. Obligations under the WGP RCF are secured by a first priority lien on all of WGP’s assets (not including the consolidated assets of WES) as well as all equity interests owned by WGP. At September 30, 2017, WGP had outstanding borrowings under its RCF of $28 million at an interest rate of 3.24% and had available borrowing capacity of $222 million.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Income Taxes

The following summarizes income tax expense (benefit) and effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
millions except percentages	2017	2016	2017	2016
Current income tax expense (benefit)	$430	$64	$670	$212
Deferred income tax expense (benefit)	(855)	(324)	(1,036)	(1,169)
Total income tax expense (benefit)	$(425)	$(260)	$(366)	$(957)
Income (loss) before income taxes	(1,066)	(1,007)	(1,616)	(3,313)
Effective tax rate	40%	26%	23%	29%

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
The Company reported a loss before income taxes for the three and nine months ended September 30, 2017 and 2016. The increase from the 35% U.S. federal statutory rate for the three months ended September 30, 2017, was primarily attributable to the following:

•	tax impact from foreign operations

•	income attributable to noncontrolling interests

•	federal manufacturing deduction
These increases from the 35% U.S. federal statutory rate were partially offset by the following:
•non-deductible Algerian exceptional profits tax for Algerian income tax purposes

•	net changes in uncertain tax positions
The decrease from the 35% U.S. federal statutory rate for the nine months ended September 30, 2017, was primarily attributable to the following:

•	non-deductible Algerian exceptional profits tax for Algerian income tax purposes

•	tax impact from foreign operations

•	net changes in uncertain tax positions
These decreases from the 35% U.S. federal statutory rate were partially offset by the following:
•income attributable to noncontrolling interests
•federal manufacturing deduction
The decrease from the 35% U.S. federal statutory rate for the three and nine months ended September 30, 2016, was primarily attributable to non-deductible Algerian exceptional profits tax for Algerian income tax purposes, the tax impact from foreign operations, non-deductible goodwill related to divestitures, and net changes in uncertain tax positions. These decreases were partially offset by increases to state taxes, net of federal benefit, and income attributable to noncontrolling interests. See Note 14—Noncontrolling Interests.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Contingencies

Litigation  There are no material developments in previously reported contingencies nor are there any other material matters that have arisen since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

11. Restructuring Charges

In the first quarter of 2016, the Company initiated a workforce reduction program to align the size and composition of its workforce with its expected future operating and capital plans. Employee notifications related to the workforce reduction program were completed by June 30, 2016. The Company recognized restructuring charges included in G&A in the Company’s Consolidated Statements of Income of $112 million during the three months ended September 30, 2016, and $363 million during the nine months ended September 30, 2016. All material restructuring charges were recognized in 2016, with the exception of settlement expense expected to be recognized during 2017 for lump-sum payments to terminated participants. During the nine months ended September 30, 2017, the Company recognized restructuring charges of $20 million, primarily related to settlement expense. Settlement expenses for the remainder of 2017 are not expected to be material.

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

	Pension Benefits		Other Benefits
millions	2017	2016	2017	2016
Three Months Ended September 30
Service cost	$22	$24	$—	$1
Interest cost	21	24	3	3
Expected (return) loss on plan assets	(21)	(24)	—	—
Amortization of net actuarial loss (gain)	7	12	—	—
Amortization of net prior service cost (credit)	(1)	—	(6)	(6)
Settlement expense (1)	22	102	—	—
Net periodic benefit cost	$50	$138	$(3)	$(2)

Nine Months Ended September 30
Service cost	$64	$73	$1	$2
Interest cost	63	73	9	9
Expected (return) loss on plan assets	(63)	(75)	—	—
Amortization of net actuarial loss (gain)	20	30	—	—
Amortization of net prior service cost (credit)	(1)	—	(18)	(18)
Settlement expense (1)	80	126	—	—
Termination benefits expense (1)	4	44	—	—
Curtailment expense (1)	—	8	—	—
Net periodic benefit cost	$167	$279	$(8)	$(7)
__________________________________________________________________

(1)	Settlement expense, termination benefits expense, and curtailment expense for 2016 relate to the workforce reduction program. See Note 11—Restructuring Charges.

The Company contributed $167 million to funded pension plans and $84 million to unfunded pension plans during the nine months ended September 30, 2017, and expects to contribute an additional $3 million to unfunded pension plans during 2017.

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
The following provides a reconciliation between basic and diluted EPS attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
millions except per-share amounts	2017	2016	2017	2016
Net income (loss)
Net income (loss) attributable to common stockholders	$(699)	$(830)	$(1,432)	$(2,556)
Income (loss) effect of TEUs	(2)	(2)	(6)	(5)
Less distributions on participating securities	—	1	—	1
Basic	$(701)	$(833)	$(1,438)	$(2,562)
Income (loss) effect of TEUs	—	—	(1)	(1)
Diluted	$(701)	$(833)	$(1,439)	$(2,563)
Shares
Average number of common shares outstanding—basic	553	517	552	512
Average number of common shares outstanding—diluted	553	517	552	512
Excluded due to anti-dilutive effect	11	11	11	11
Net income (loss) per common share
Basic	$(1.27)	$(1.61)	$(2.60)	$(5.00)
Diluted	$(1.27)	$(1.61)	$(2.61)	$(5.00)

Common Stock Repurchase Program In September 2017, the Company announced a $2.5 billion share-repurchase program under which shares of the Company’s common stock may be repurchased either in the open market or through private transactions. The program is authorized to extend through the end of 2018. In October 2017, Anadarko entered into an accelerated share-repurchase agreement (ASR Agreement) with an investment bank (Bank) to repurchase $1.0 billion of the Company’s common stock as part of the share-repurchase program. Under the terms of the ASR Agreement, the Company paid $1.0 billion in cash and received an initial delivery of shares of the Company’s common stock. At the conclusion of the term of the ASR Agreement, the Company and the Bank will enter into a final share settlement with the settlement price determined by applying a percentage discount to the volume-weighted average price of the shares during the term. The ASR Agreement is subject to customary adjustment and termination provisions, and final settlement is expected to occur prior to year end. All of the shares acquired by Anadarko under the ASR Agreement will be classified as treasury stock.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
WES Class C units issued to Anadarko will convert into WES common units on a one-for-one basis on the conversion date, which was extended in February 2017 from December 31, 2017, to March 1, 2020. The Class C units receive quarterly distributions in the form of additional Class C units until the March 1, 2020 conversion date unless WES elects to convert the units to common units earlier or Anadarko elects to extend the conversion date. WES distributed 620 thousand Class C units to Anadarko during the nine months ended September 30, 2017, and 946 thousand Class C units to Anadarko during 2016.
WGP is a limited partnership formed by Anadarko to own interests in WES. During 2016, Anadarko sold 12.5 million WGP common units to the public for net proceeds of $476 million. At September 30, 2017, Anadarko’s ownership interest in WGP consisted of an 81.6% limited partner interest and the entire non-economic general partner interest. The remaining 18.4% limited partner interest in WGP was owned by the public.
At September 30, 2017, WGP’s ownership interest in WES consisted of a 29.8% limited partner interest, the entire 1.5% general partner interest, and all of the WES incentive distribution rights. At September 30, 2017, Anadarko also owned a 9.0% limited partner interest in WES through other subsidiaries’ ownership of common and Class C units. The remaining 59.7% limited partner interest in WES was owned by the public.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Variable Interest Entities

Consolidated VIEs The Company determined that the partners in WGP and WES with equity at risk lack the power, through voting rights or similar rights, to direct the activities that most significantly impact WGP’s and WES’s economic performance; therefore, WGP and WES are considered VIEs. Anadarko, through its ownership of the general partner interest in WGP, has the power to direct the activities that most significantly affect economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to WGP and WES; therefore, Anadarko is considered the primary beneficiary and consolidates WGP, WES, and all of their consolidated subsidiaries. See Note 14—Noncontrolling Interests for additional information on WGP and WES.

Assets and Liabilities of VIEs The assets of WGP, WES, and their subsidiaries cannot be used by Anadarko for general corporate purposes and are included in and disclosed parenthetically on the Company’s Consolidated Balance Sheets. The carrying amounts of liabilities related to WGP, WES, and their subsidiaries for which the creditors do not have recourse to other assets of the Company are included in and disclosed parenthetically on the Company’s Consolidated Balance Sheets.
All outstanding debt for WES at September 30, 2017, and December 31, 2016, including any borrowings under the WES RCF, is recourse to WES’s general partner, which in turn has been indemnified in certain circumstances by certain wholly owned subsidiaries of the Company for such liabilities. All outstanding debt for WGP at September 30, 2017, and December 31, 2016, including any borrowings under the WGP RCF, is recourse to WGP’s general partner, which is a wholly owned subsidiary of the Company. See Note 8—Debt for additional information on WGP and WES long-term debt balances.

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

Financial Support Provided to VIEs Concurrent with the closing of its May 2008 IPO, WES loaned the Company $260 million in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The related interest income for WES was $5 million for each of the three months ended September 30, 2017 and 2016, and $13 million for each of the nine months ended September 30, 2017 and 2016. The note receivable and related interest income are eliminated in consolidation.
In March 2015, WES acquired the Company’s interest in DBJV. The acquisition was financed using a deferred purchase price obligation that required a cash payment from WES to the Company due on March 31, 2020. In May 2017, WES reached an agreement with the Company to settle this obligation whereby WES made a cash payment to the Company of $37 million, equal to the estimated net present value of the obligation at March 31, 2017.
In order to reduce WES’s exposure to a majority of the commodity-price risk inherent in certain of its contracts, Anadarko has commodity price swap agreements in place with WES expiring on December 31, 2017. WES has recorded a capital contribution from Anadarko in its Consolidated Statement of Equity and Partners’ Capital for the amount by which the swap price exceeds the applicable market price. WES recorded a capital contribution from Anadarko of $47 million for the nine months ended September 30, 2017, and $35 million for the nine months ended September 30, 2016.

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
The following summarizes cash paid (received) for interest and income taxes as well as non-cash investing and financing activities:

	Nine Months Ended September 30,
millions	2017	2016
Cash paid (received)
Interest, net of amounts capitalized	$764	$735
Income taxes, net of refunds (1)	169	(878)
Non-cash investing activities
Fair value of properties and equipment from non-cash transactions	$619	$2
Asset retirement cost additions	228	85
Accruals of property, plant, and equipment	786	454
Net liabilities assumed (divested) in acquisitions and divestitures	(115)	(39)
Non-cash investing and financing activities
Capital lease obligation (2)	$—	$10
FPSO construction period obligation (2)	—	11
Deferred drilling lease liability	14	3
__________________________________________________________________

(1)	Includes $881 million from a tax refund in 2016 related to the income tax benefit associated with the Company’s 2015 tax net operating loss carryback.

(2)	Upon completion of the FPSO in the third quarter of 2016, the Company reported the construction period obligation as a capital lease obligation based on the fair value of the FPSO.

17. Segment Information

Anadarko’s business segments are separately managed due to distinct operational differences. Anadarko has previously presented three reporting segments in its quarterly and annual filings: Oil and Gas Exploration and Production, Midstream, and Marketing. In the first half of 2017, Anadarko substantially completed a repositioning of its asset portfolio to focus on higher margin liquids production. This shift resulted in a substantial decrease in the number of U.S. operating areas. Following the portfolio repositioning, the chief operating decision maker reviews operating results for Exploration and Production and Midstream when making operating and capital allocation decisions. Accordingly, Anadarko no longer identifies marketing activities as a separate reporting segment and has two reporting segments, Exploration and Production and Midstream, which include their respective marketing results. The Company has reclassified prior period amounts to conform to the current period’s presentation.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2017	2016	2017	2016
Income (loss) before income taxes	$(1,066)	$(1,007)	$(1,616)	$(3,313)
Interest expense	230	220	680	657
DD&A	1,083	1,069	3,235	3,202
Exploration expense	751	304	2,371	506
(Gains) losses on divestitures, net	194	414	(815)	516
Impairments	—	27	383	61
Total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives	98	88	(12)	863
Restructuring charges	3	112	20	363
Other operating expense	—	—	—	1
Loss on early extinguishment of debt	—	—	2	124
Certain other nonoperating items	—	—	—	(56)
Less net income (loss) attributable to noncontrolling interests	58	83	182	200
Consolidated Adjusted EBITDAX	$1,235	$1,144	$4,066	$2,724

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

millions	Exploration & Production	Midstream	Other and Intersegment Eliminations	Total
Three Months Ended September 30, 2017
Sales revenues	$2,101	$496	$13	$2,610
Intersegment revenues	—	158	(158)	—
Other (1)	6	39	35	80
Total revenues and other (2)	2,107	693	(110)	2,690
Operating costs and expenses (3)	959	391	84	1,434
Net cash from settlement of commodity derivatives	—	—	(16)	(16)
Other (income) expense, net	—	—	(21)	(21)
Net income (loss) attributable to noncontrolling interests(1)	—	—	58	58
Total expenses and other	959	391	105	1,455
Adjusted EBITDAX	$1,148	$302	$(215)	$1,235

Three Months Ended September 30, 2016
Sales revenues	$1,901	$329	$21	$2,251
Intersegment revenues	—	227	(227)	—
Other (1)	(2)	35	23	56
Total revenues and other (2)	1,899	591	(183)	2,307
Operating costs and expenses (3)	877	284	13	1,174
Net cash from settlement of commodity derivatives	—	—	(63)	(63)
Other (income) expense, net	—	—	(31)	(31)
Net income (loss) attributable to noncontrolling interests(1)	—	—	83	83
Total expenses and other	877	284	2	1,163
Adjusted EBITDAX	$1,022	$307	$(185)	$1,144
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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17. Segment Information (Continued)

millions	Exploration & Production	Midstream	Other and Intersegment Eliminations	Total
Nine Months Ended September 30, 2017
Sales revenues	$6,510	$1,346	$71	$7,927
Intersegment revenues	—	507	(507)	—
Other (1)	16	126	95	237
Total revenues and other (2)	6,526	1,979	(341)	8,164
Operating costs and expenses (3)	2,687	1,063	230	3,980
Net cash from settlement of commodity derivatives	—	—	(23)	(23)
Other (income) expense, net	—	—	(43)	(43)
Net income (loss) attributable to noncontrolling interests(1)	—	—	182	182
Total expenses and other	2,687	1,063	346	4,096
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	(2)	(2)
Adjusted EBITDAX	$3,839	$916	$(689)	$4,066

Nine Months Ended September 30, 2016
Sales revenues	$4,975	$823	$72	$5,870
Intersegment revenues	—	671	(671)	—
Other (1)	(17)	76	69	128
Total revenues and other (2)	4,958	1,570	(530)	5,998
Operating costs and expenses (3)	2,586	714	38	3,338
Net cash from settlement of commodity derivatives	—	—	(226)	(226)
Other (income) expense, net	—	—	(30)	(30)
Net income (loss) attributable to noncontrolling interests (1)	—	—	200	200
Total expenses and other	2,586	714	(18)	3,282
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	8	8
Adjusted EBITDAX	$2,372	$856	$(504)	$2,724
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

•	civil or political unrest or acts of terrorism in a region or country

•	the creditworthiness and performance of the Company’s counterparties, including financial institutions, operating partners, and other parties

•	volatility in the securities, capital, or credit markets and related risks such as general credit, liquidity, and interest-rate risk

•	the Company’s ability to successfully monetize select assets, repurchase shares of common stock, repay or refinance its debt, and the impact of changes in the Company’s credit ratings

•	uncertainties associated with acquired properties and businesses

•	disruptions in international oil and NGLs cargo shipping activities

•	physical, digital, internal, and external security breaches

•	supply and demand, technological, political, governmental, and commercial conditions associated with long-term development and production projects in domestic and international locations

•
the outcome of pending and future regulatory, legislative, or other proceedings or investigations, including the investigation by the NTSB, related to our operations in Colorado, and continued or additional disruptions in operations that may occur as the Company complies with regulatory orders or other state or local changes in laws or regulations in Colorado

•
other factors discussed below and elsewhere in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, this Form 10-Q, and in the Company’s other public filings, press releases, and discussions with Company management

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this Form 10-Q in Part I, Item 1; the information set forth in the Risk Factors under Part II, Item 1A; the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016; and the information set forth in the Risk Factors under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

MANAGEMENT OVERVIEW

Anadarko’s strategy is to explore for, develop and commercialize resources globally; ensure health, safety and environmental excellence; focus on financial discipline, flexibility and value creation; and demonstrate the Company’s core values in all its business activities. The Company’s revenues, operating results, cash flows from operations, capital spending, and future growth rates are highly influenced by commodity prices, which affect the value the Company receives from its sales of oil, natural gas, and NGLs.
To effectively manage the influence of potential commodity-price volatility, in 2017, Anadarko continues to optimize and further concentrate its portfolio on higher-return, oil-levered opportunities in areas where it possesses both scale and competitive advantages, namely the Delaware and DJ basins in the U.S. onshore and the deepwater Gulf of Mexico. Anadarko’s deepwater Gulf of Mexico assets are expected to generate substantial cash flows over the next five years at current strip prices. The Company plans to use the cash flows from the Gulf of Mexico as well as from its international producing assets to fund activity in the Company’s unconventional assets in the U.S. onshore. Much of the 2017 operational and investment focus is preparing the Delaware basin for development with increased operatorship and infrastructure to facilitate long-term growth and value. The Company ended the third quarter of 2017 with 13 operated drilling rigs in the Delaware basin and 6 operated drilling rigs in the DJ basin, which compares to 9 operated drilling rigs in the Delaware basin and 5 operated drilling rigs in the DJ basin at year end 2016. In the deepwater Gulf of Mexico, Anadarko has three floating rigs drilling with a focus on leveraging the Company’s expansive infrastructure position.
In September 2017, the Company announced a $2.5 billion share-repurchase program under which shares of the Company’s common stock may be repurchased either in the open market or through private transactions. The program is authorized to extend through the end of 2018. In October 2017, the Company entered into an agreement to complete $1.0 billion of the share-repurchase program prior to the end of 2017.
Following a home explosion in Firestone, Colorado in April 2017, the Company took precautionary measures to shut in all operated vertical wells in the DJ basin to conduct additional inspections. It subsequently tested and permanently plugged, abandoned, and capped all one-inch return lines associated with these wells. In May 2017, the Colorado Oil & Gas Conservation Commission (COGCC) issued a two-phase Notice to Operators (NTO) requiring all operators to inventory and integrity test existing flowlines within 1,000 feet of a building unit and abandon all inactive flowlines in such areas. During the third quarter, the Company substantially completed the requirements of the NTO. In August 2017, following a three-month review of oil and gas operations, the Governor of Colorado announced several policy initiatives designed to enhance public safety, which are to be implemented over the next several months through rulemaking or legislation. The Company continues to work cooperatively with state regulators and others and is also cooperating with the NTSB in its investigation related to the incident.

Significant operating and financial activities for the third quarter of 2017 include the following:

Total Company

•	Anadarko’s overall sales-volume product mix increased to 57% oil in the third quarter of 2017, compared to 42% in the third quarter of 2016, which significantly improved margins and returns.

•
Anadarko’s third-quarter oil sales volumes averaged 353 MBbls/d, representing an 11% increase from the third quarter of 2016, primarily due to increased volumes from the Gulf of Mexico, partially offset by the divestiture of certain U.S. onshore oil and gas assets in 2016 and 2017.

U.S. Onshore

•	Oil sales volumes in the Delaware basin increased by 10 MBbls/d, representing a 40% increase from the third quarter of 2016, primarily due to continued drilling and completion activities.
Gulf of Mexico

•
Oil sales volumes averaged 126 MBbls/d, representing a 95% increase from the third quarter of 2016, primarily due to the GOM Acquisition and continued tieback activity at several facilities, partially offset by deferred production as a result of Hurricanes Harvey and Irma during the third quarter of 2017.

International

•
The International Tribunal for the Law of the Sea issued a ruling in September 2017 regarding the delimitation of the maritime boundary between Ghana and Côte d’Ivoire in the Atlantic Ocean. The new maritime boundary as determined by the tribunal does not affect the TEN fields, and the operator now plans to work with the Government of Ghana to put in place the permits necessary to resume development drilling.

•
Interim spread mooring of the FPSO at the Jubilee field in Ghana commenced in the fourth quarter of 2016 and was completed during the first quarter of 2017. Anadarko continues to work with its partners to optimize a permanent turret solution that will effectively stabilize the vessel with a minimum amount of shut-in time, which is expected to start in early 2018. In October, the partnership received Ghanaian Government approval for the full-field plan of development, with drilling operations expected to commence in 2018.

•
The foundational legal and contractual framework was completed for the Company’s onshore LNG project in Mozambique. A few formal government approvals remain before the commencement of resettlement and site preparation activities, which will position the onshore area for construction of the LNG facilities.

•
Anadarko and its co-venturers in Offshore Area 1 in Mozambique reached agreement on the project’s first long-term sale and purchase agreement (SPA) for 2.6 million tonnes per annum with PTT Public Company Limited (PTT), Thailand’s national oil and gas company. The SPA is subject to the approval of the Government of Thailand.

Financial

•	The Company generated $639 million of cash flow from operations and ended the quarter with $5.3 billion of cash.

•
In September 2017, Anadarko announced a $2.5 billion share-repurchase program. In October 2017, the Company entered into an ASR Agreement to complete $1.0 billion of the share-repurchase program prior to the end of 2017.

FINANCIAL RESULTS

	Three Months Ended September 30,		Nine Months Ended September 30,
millions except per-share amounts	2017	2016	2017	2016
Oil, natural-gas, and NGLs sales	$2,101	$1,901	$6,510	$4,975
Gathering, processing, and marketing sales	509	350	1,417	895
Gains (losses) on divestitures and other, net	(114)	(358)	1,052	(388)
Revenues and other	$2,496	$1,893	$8,979	$5,482
Costs and expenses	3,271	2,686	9,989	7,471
Other (income) expense	291	214	606	1,324
Income tax expense (benefit)	(425)	(260)	(366)	(957)
Net income (loss) attributable to common stockholders	$(699)	$(830)	$(1,432)	$(2,556)
Net income (loss) per common share attributable to common stockholders—diluted	$(1.27)	$(1.61)	$(2.61)	$(5.00)
Average number of common shares outstanding—diluted	553	517	552	512

The following discussion pertains to Anadarko’s results of operations, financial condition, and changes in financial condition. Increases or decreases “for the three months ended September 30, 2017,” refer to the comparison of the three months ended September 30, 2017, to the three months ended September 30, 2016, and increases or decreases “for the nine months ended September 30, 2017,” refer to the comparison of the nine months ended September 30, 2017, to the nine months ended September 30, 2016. The primary factors that affect the Company’s results of operations include commodity prices for oil, natural gas, and NGLs; sales volumes; the cost of finding and developing such reserves; and operating costs.

Revenues and Sales Volumes

	Three Months Ended September 30,
millions except percentages	Oil	Natural Gas	NGLs	Total
2016 sales revenues	$1,239	$435	$227	$1,901
Changes associated with prices	189	33	103	325
Changes associated with sales volumes	139	(199)	(65)	(125)
2017 sales revenues	$1,567	$269	$265	$2,101
Increase (decrease) vs. 2016	26%	(38)%	17%	11%

	Nine Months Ended September 30,
millions except percentages	Oil	Natural Gas	NGLs	Total
2016 sales revenues	$3,214	$1,121	$640	$4,975
Changes associated with prices	1,027	372	269	1,668
Changes associated with sales volumes	411	(403)	(141)	(133)
2017 sales revenues	$4,652	$1,090	$768	$6,510
Increase (decrease) vs. 2016	45%	(3)%	20%	31%

The above table illustrates the effects of the increase in commodity prices and changes associated with sales volumes, which include increases related to assets acquired in the Gulf of Mexico in December 2016 (primarily oil) and decreases associated with U.S. onshore asset divestitures (primarily natural gas).

The following provides Anadarko’s sales volumes for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Inc (Dec) vs. 2016	2016	2017	Inc (Dec) vs. 2016	2016
Barrels of Oil Equivalent
(MMBOE except percentages)
United States	50	(22)%	64	161	(18)%	196
International	8	—	8	26	13	23
Total barrels of oil equivalent	58	(20)	72	187	(15)	219

Barrels of Oil Equivalent per Day
(MBOE/d except percentages)
United States	535	(22)%	689	587	(18)%	715
International	91	—	91	96	14	85
Total barrels of oil equivalent per day	626	(20)	780	683	(15)	800

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

Oil Sales Revenues, Average Prices, and Volumes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Inc (Dec) vs. 2016	2016	2017	Inc (Dec) vs. 2016	2016
Oil sales revenues (millions)	$1,567	26%	$1,239	$4,652	45%	$3,214

United States
Sales volumes—MMBbls	25	14%	22	71	12%	63
MBbls/d	266	14	233	259	12	230
Price per barrel	$46.89	14	$41.29	$47.63	30	$36.52

International
Sales volumes—MMBbls	8	4%	8	25	15%	22
MBbls/d	87	4	84	91	15	79
Price per barrel	$52.61	15	$45.82	$51.59	23	$41.98

Total
Sales volumes—MMBbls	33	11%	30	96	13%	85
MBbls/d	353	11	317	350	13	309
Price per barrel	$48.31	14	$42.49	$48.66	28	$37.91

The following summarizes primary drivers for the change in oil sales revenues:

millions	Change in Revenues	Due to Change in Prices	Due to Change in Volumes
Three months ended September 30, 2017 vs. 2016	$328	$189	$139
Nine months ended September 30, 2017 vs. 2016	1,438	1,027	411

Oil Prices
The average oil price received increased for the three and nine months ended September 30, 2017, primarily due to the expectation of decreasing global oversupply as a result of OPEC’s agreement to reduce production through the first quarter of 2018.

Oil Sales Volumes
2017 vs. 2016  The Company’s oil sales volumes increased by 36 MBbls/d for the three months ended September 30, 2017, and 41 MBbls/d for the nine months ended September 30, 2017, primarily due to the following:
U.S. Onshore

•
Sales volumes for the Delaware basin increased by 10 MBbls/d for the three months ended September 30, 2017, and 11 MBbls/d for the nine months ended September 30, 2017, primarily due to continued drilling and completion activities in 2017.

•
Sales volumes for the DJ basin decreased by 10 MBbls/d for the three months ended September 30, 2017, and 15 MBbls/d for the nine months ended September 30, 2017, primarily due to reduced capital activity in 2016 during the low commodity-price cycle resulting in production declines during 2017 and downtime related to the Company’s response efforts in Colorado in the second and third quarters of 2017. This decrease was partially offset by increased production due to increased drilling and completion activity in 2017.

•
Divestitures resulted in a decrease in sales volumes of 33 MBbls/d for the three months ended September 30, 2017, and 30 MBbls/d for the nine months ended September 30, 2017, primarily related to the sale of the Eagleford assets in the first half of 2017.

Gulf of Mexico

•
Sales volumes increased by 61 MBbls/d for the three months ended September 30, 2017, and 62 MBbls/d for the nine months ended September 30, 2017, primarily due to the GOM Acquisition in December 2016 and continued tieback activity at several facilities, partially offset by deferred production as a result of Hurricanes Harvey and Irma during the third quarter of 2017.

International

•
Sales volumes for Ghana increased by 8 MBbls/d for the three months ended September 30, 2017, and 12 MBbls/d for the nine months ended September 30, 2017, primarily due to liftings from the TEN development project, which came online late in the third quarter of 2016, and downtime in 2016 to address new production and offtake procedures resulting from issues associated with the Jubilee field FPSO turret bearing.

Natural-Gas Sales Volumes, Average Prices, and Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Inc (Dec) vs. 2016	2016	2017	Inc (Dec) vs. 2016	2016
Natural-gas sales revenues (millions)	$269	(38)%	$435	$1,090	(3)%	$1,121

United States
Sales volumes—Bcf	100	(46)%	184	380	(36)%	593
MMcf/d	1,086	(46)	2,003	1,392	(36)	2,164
Price per Mcf	$2.69	14	$2.36	$2.87	52	$1.89

The following summarizes primary drivers for the change in natural-gas sales revenues:

millions	Change in Revenues	Due to Change in Prices	Due to Change in Volumes
Three months ended September 30, 2017 vs. 2016	$(166)	$33	$(199)
Nine months ended September 30, 2017 vs. 2016	(31)	372	(403)

Natural-Gas Prices
The average natural-gas price received increased for the three and nine months ended September 30, 2017, primarily due to the industry’s year-over-year production declines and increased exports to Mexico, resulting in reduced gas storage industry-wide.

Natural-Gas Sales Volumes
2017 vs. 2016  The Company’s natural-gas sales volumes decreased by 917 MMcf/d for the three months ended September 30, 2017, and 772 MMcf/d for the nine months ended September 30, 2017, primarily due to the sale of the Marcellus and Eagleford assets in the first half of 2017 and the Elm Grove and Carthage assets in the second half of 2016.

Natural-Gas Liquids Sales Volumes, Average Prices, and Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Inc (Dec) vs. 2016	2016	2017	Inc (Dec) vs. 2016	2016
Natural-gas liquids sales revenues (millions)	$265	17%	$227	$768	20%	$640

United States
Sales volumes—MMBbls	9	(28)%	11	27	(23)%	34
MBbls/d	88	(28)	122	96	(22)	124
Price per barrel	$31.07	65	$18.87	$27.43	54	$17.78

International
Sales volumes—MMBbls	—	(44)%	—	1	(12)%	1
MBbls/d	4	(44)	7	5	(12)	6
Price per barrel	$32.98	39	$23.74	$34.02	44	$23.55

Total
Sales volumes—MMBbls	9	(29)%	11	28	(22)%	35
MBbls/d	92	(29)	129	101	(22)	130
Price per barrel	$31.15	63	$19.13	$27.77	54	$18.04

NGLs sales represent revenues from the sale of product derived from the processing of Anadarko’s natural-gas production. The following summarizes primary drivers for the change in NGLs sales revenues:

millions	Change in Revenues	Due to Change in Prices	Due to Change in Volumes
Three months ended September 30, 2017 vs. 2016	$38	$103	$(65)
Nine months ended September 30, 2017 vs. 2016	128	269	(141)

NGLs Prices
The average NGLs price received increased for the three and nine months ended September 30, 2017, primarily due to increased propane prices stemming from higher exports and increased domestic demand.

NGLs Sales Volumes
2017 vs. 2016  The Company’s NGLs sales volumes decreased by 37 MBbls/d for the three months ended September 30, 2017, and 29 MBbls/d for the nine months ended September 30, 2017, primarily due to the sale of the Eagleford assets in the first half of 2017 and the Carthage assets in the second half of 2016.

Gathering, Processing, and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
millions except percentages	2017	Inc (Dec) vs. 2016	2016	2017	Inc (Dec) vs. 2016	2016
Gathering, processing, and marketing sales	$509	45%	$350	$1,417	58%	$895
Gathering, processing, and marketing expense	398	37	291	1,108	46	758
Total gathering, processing, and marketing, net	$111	88	$59	$309	126	$137

Gathering and processing sales include revenue from the sale of NGLs and remaining residue gas extracted from natural gas purchased from third parties and processed by Anadarko as well as fee revenue earned by providing gathering, processing, compression, and treating services to third parties. Marketing sales include the margin earned from purchasing and selling third-party oil and natural gas. Gathering, processing, and marketing expense includes the cost of third-party natural gas purchased and processed by Anadarko as well as other operating and transportation expenses related to the Company’s costs to perform gathering, processing, and marketing activities.
Gathering, processing, and marketing, net increased by $52 million for the three months ended September 30, 2017, and by $172 million for the nine months ended September 30, 2017, primarily related to increased throughput volumes at the DBM complex due to increased processing capacity from the start-up of newly constructed facilities in May and October 2016 and previously existing facilities returning to service after the 2016 outage at the DBM complex.

Gains (Losses) on Divestitures and Other, net

	Three Months Ended September 30,			Nine Months Ended September 30,
millions except percentages	2017	Inc (Dec) vs. 2016	2016	2017	Inc (Dec) vs. 2016	2016
Gains (losses) on divestitures, net	$(194)	53%	$(414)	$815	NM	$(516)
Other	80	43	56	237	85%	128
Total gains (losses) on divestitures and other, net	$(114)	68	$(358)	$1,052	NM	$(388)

Gains (losses) on divestitures and other, net includes gains (losses) on divestitures and other operating revenues, including hard-minerals royalties, earnings from equity investments, and other revenues.
During the three and nine months ended September 30, 2017 and 2016, Anadarko divested certain non-core U.S. onshore assets. See Note 3—Acquisitions, Divestitures, and Assets Held for Sale in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q for additional information.

Costs and Expenses

The following provides Anadarko’s total costs and expenses for three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2017	2016	2017	2016
Oil and gas operating	$257	$198	$748	$608
Oil and gas transportation	220	256	698	744
Exploration	751	304	2,371	506
Gathering, processing, and marketing (1)	398	291	1,108	758
General and administrative	280	362	840	1,116
Depreciation, depletion, and amortization	1,083	1,069	3,235	3,202
Production, property, and other taxes	159	148	449	422
Impairments	—	27	383	61
Other operating expense	123	31	157	54
Total	$3,271	$2,686	$9,989	$7,471
__________________________________________________________________

(1)	See above explanation of gathering, processing, and marketing, net.

Oil and Gas Operating Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Inc (Dec) vs. 2016	2016	2017	Inc (Dec) vs. 2016	2016
Oil and gas operating (millions)	$257	30%	$198	$748	23%	$608
Oil and gas operating—per BOE	4.46	62	2.76	4.01	44	2.78

Oil and gas operating expense increased by $140 million for the nine months ended September 30, 2017, primarily due to the following:

•	higher operating costs of $180 million primarily related to increased activity in the Gulf of Mexico and the GOM Acquisition

•
higher operating costs of $48 million related to increased activity in the DJ and Delaware basins and additional costs related to the Company’s response efforts in Colorado in the second and third quarters of 2017

•
lower non-operating costs of $18 million in Ghana primarily related to FPSO maintenance costs in 2016, partially offset by higher costs due to increased production from the TEN development in 2017, which came online late in the third quarter of 2016

•	lower expenses of $67 million as a result of U.S. onshore asset divestitures
The related costs per BOE increased by $1.23 for the nine months ended September 30, 2017, primarily due to increased costs as discussed above and shifting to a higher-return, oil-levered portfolio.

Exploration Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2017	2016	2017	2016
Exploration Expense
Dry hole expense	$565	$203	$1,408	$209
Impairments of unproved properties	113	52	736	91
Geological and geophysical, exploration overhead, and other expense	73	49	227	206
Total exploration expense	$751	$304	$2,371	$506

Total exploration expense increased by $447 million for the three months ended September 30, 2017, and $1.9 billion for the nine months ended September 30, 2017, primarily related to the following:

Dry Hole Expense

The Company expensed $1.4 billion of exploratory well costs for the nine months ended September 30, 2017. See Note 5—Exploratory Well Costs in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.
Dry hole expense for the nine months ended September 30, 2017, primarily related to the following:

•	$438 million related to the Shenandoah project in the Gulf of Mexico

•	$221 million related to the Phobos project in the Gulf of Mexico

•	$110 million related to the Warrior project in the Gulf of Mexico

•	$325 million related to wells in Côte d’Ivoire

•	$243 million related to wells in the Grand Fuerte area in Colombia
Dry hole expense for the nine months ended September 30, 2016, primarily related to the following:

•	$92 million related to certain wells in Mozambique

•	$64 million related to a Shenandoah well in the Gulf of Mexico

•	$38 million related to a well in Côte d’Ivoire

Impairments of Unproved Properties

Impairments of unproved properties for the nine months ended September 30, 2017, primarily related to the following:

•
The Company recognized $586 million of impairments of unproved Gulf of Mexico properties, of which $463 million related to the Shenandoah project. The unproved property balance related to the Shenandoah project originated from the purchase price allocated to the Gulf of Mexico exploration projects from the acquisition of Kerr-McGee Corporation in 2006. For additional details on the Shenandoah project, see Note 5—Exploratory Well Costs in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

•	The Company recognized $88 million of impairments of unproved international properties during the nine months ended September 30, 2017.
See Note 4—Impairments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
millions except percentages	2017	Inc (Dec) vs. 2016	2016	2017	Inc (Dec) vs. 2016	2016
General and administrative	$280	(23)%	$362	$840	(25)%	$1,116

G&A expenses decreased by $82 million for the three months ended September 30, 2017, and $276 million for the nine months ended September 30, 2017. Excluding the $91 million decrease related to the 2016 workforce reduction program and other severance-related costs for the three months ended September 30, 2017, and the $285 million decrease for the nine months ended September 30, 2017, G&A expenses remained relatively flat. See Note 11—Restructuring Charges in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Depreciation, Depletion, and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
millions except percentages	2017	Inc (Dec) vs. 2016	2016	2017	Inc (Dec) vs. 2016	2016
Depreciation, depletion, and amortization	$1,083	1%	$1,069	$3,235	1%	$3,202

DD&A expense increased by $33 million for the nine months ended September 30, 2017, primarily due to the following:

•	$363 million related to higher sales volumes in the Gulf of Mexico primarily due to the GOM Acquisition

•	$236 million related to international production DD&A primarily due to higher sales volumes from the Ghana TEN project, which came online late in the third quarter of 2016
These increases were offset by the following:

•	$584 million related to lower 2017 sales volumes and asset property balances associated with U.S. onshore properties as a result of divestitures in 2016 and 2017

Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2017	2016	2017	2016
Impairments	$—	$27	$383	$61

During the nine months ended September 30, 2017, impairments included $211 million associated with Gulf of Mexico oil and gas properties due to lower forecasted commodity prices. Additional impairments of $172 million primarily related to a U.S. onshore midstream property due to a reduced throughput fee as a result of a producer’s bankruptcy. For further discussion related to impairments, including the potential for future impairments, see Note 4—Impairments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Other Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
millions except percentages	2017	Inc (Dec) vs. 2016	2016	2017	Inc (Dec) vs. 2016	2016
Other operating expense	$123	NM	$31	$157	191%	$54

Other operating expenses increased by $92 million for the three months ended September 30, 2017, and $103 million for the nine months ended September 30, 2017, primarily due to $105 million expensed in the third quarter of 2017 for the early termination of a drilling rig.

Other (Income) Expense

The following provides Anadarko’s other (income) expense for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
millions	2017	2016	2017	2016
Interest expense	$230	$220	$680	$657
Loss on early extinguishment of debt	—	—	2	124
(Gains) losses on derivatives, net (1)	82	25	(33)	629
Other (income) expense, net	(21)	(31)	(43)	(86)
Total	$291	$214	$606	$1,324
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

Income Tax Expense (Benefit)

	Three Months Ended September 30,		Nine Months Ended September 30,
millions except percentages	2017	2016	2017	2016
Income tax expense (benefit)	$(425)	$(260)	$(366)	$(957)
Income (loss) before income taxes	(1,066)	(1,007)	(1,616)	(3,313)
Effective tax rate	40%	26%	23%	29%

The Company reported a loss before income taxes for the three and nine months ended September 30, 2017 and 2016. The Company’s effective tax rate is impacted each year by the relative pre-tax income (loss) earned by the Company’s operations in the U.S., Algeria, and the rest of the world. Additionally, state income taxes (net of federal income tax benefit), non-deductible Algerian exceptional profits tax for Algerian income tax purposes, net changes in uncertain tax positions, and pre-tax income allocated to noncontrolling interest typically impact the Company’s effective tax rate. For additional information on income taxes, see Note 9—Income Taxes in the Notes to Consolidated Financial Statements under Item 1 of this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
millions	2017	2016
Net cash provided by (used in) operating activities	$2,619	$1,877
Net cash provided by (used in) investing activities	(26)	(1,256)
Net cash provided by (used in) financing activities	(527)	2,421

Overview  The Company has a variety of funding sources available, including cash, an asset portfolio that provides ongoing cash-flow-generating capacity, opportunities for liquidity enhancement through divestitures and joint-venture arrangements that reduce future capital expenditures, the Company’s credit facilities, and access to both debt and equity capital markets. In addition, an effective registration statement is available to Anadarko covering the sale of WGP common units owned by the Company. WGP and WES function with capital structures that are separate from Anadarko, consisting of their own debt instruments and publicly traded common units.
Through September 2017, Anadarko received net proceeds of $3.5 billion from divestitures, primarily related to the sale of the Company’s Eagleford, Marcellus, Eaglebine, and Utah CBM assets. As of September 30, 2017, Anadarko had $5.3 billion of cash plus $5.0 billion of borrowing capacity under its RCFs. Anadarko believes that its current available cash and anticipated operating cash flows will be sufficient to fund the Company’s remaining 2017 and projected long-term operational and capital programs as well as the Company’s $2.5 billion share-repurchase program announced by the Company in September 2017. The Company continuously monitors its liquidity position and evaluates available funding alternatives in light of current and expected conditions.

Operating Activities

One of the primary sources of variability in the Company’s cash flows from operating activities is the fluctuation in commodity prices, the impact of which Anadarko partially mitigates by periodically entering into commodity derivatives. Sales volume changes also impact cash flow but historically have not been as volatile as commodity prices. Anadarko’s cash flows from operating activities are also impacted by the costs related to operations and interest payments related to the Company’s outstanding debt.
Cash provided by operating activities was $2.6 billion for the nine months ended September 30, 2017, $742 million higher compared to the same period of 2016. This increase was primarily a result of higher sales revenues in 2017 due to the impact of higher commodity prices as well as the $159.5 million payment of the Clean Water Act penalty in 2016 and $217 million related to severance costs and retirement benefits paid in 2016 in connection with the workforce reduction program. These increases were partially offset by an $881 million tax refund received in 2016 related to the income tax benefit associated with the Company’s 2015 tax net operating loss carryback.

Investing Activities

Capital Expenditures  Anadarko currently estimates a 2017 capital spending range of $5.0 billion to $5.25 billion, which includes WES capital spending of approximately $800 million to $850 million. These capital spending estimates represent decreases of more than 5% for Anadarko and 10% for WES from the initial 2017 estimates. The Company has currently allocated approximately 80% of its 2017 capital spending budget to the U.S. onshore upstream and midstream and deepwater Gulf of Mexico development; 15% to future value areas, such as deepwater exploration and Mozambique LNG; 2% to international cash generation assets in Algeria and Ghana; and 3% to corporate activities. The Company’s 2017 capital program was designed to leverage its streamlined portfolio and sharpened focus on higher-margin oil production.
The following presents the Company’s capital expenditures for the nine months ended September 30:

millions	2017	2016
Cash Flows from Investing Activities
Additions to properties and equipment (1)	$3,538	$2,618
Adjustments for capital expenditures
Changes in capital accruals	237	(300)
Other	21	3
Total capital expenditures (2)	$3,796	$2,321

Exploration and Production and other capital expenditures	$2,877	$1,921
Midstream capital expenditures - Anadarko (3)	258	45
Midstream capital expenditures - WES	661	355
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

(2)	Capital expenditures exclude the FPSO capital lease asset.

(3)	Excludes WES.

The Company’s capital expenditures increased by $1.5 billion for the nine months ended September 30, 2017. Exploration and Production capital expenditures increased primarily due to increased development costs of $694 million driven by U.S. onshore drilling activity primarily in the Delaware and DJ basins and increased exploration costs of $281 million primarily due to exploration drilling in the Gulf of Mexico and $216 million primarily driven by U.S. onshore acreage acquisitions, partially offset by decreased development costs of $220 million driven by the TEN development project in Ghana, which achieved first oil in the third quarter of 2016. Midstream capital expenditures increased primarily due to $306 million related to the development of WES midstream assets primarily in the Delaware and DJ basins and $213 million related to the development of APC midstream assets primarily in the Delaware basin.

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

Carried-Interest Arrangements  In the third quarter of 2014, the Company entered into a carried-interest arrangement that required a third party to fund $442 million of Anadarko’s capital costs in exchange for a 34% working interest in the Company’s Eaglebine development, located in Southeast Texas. The carry was canceled as part of the sale of the Eaglebine assets in the second quarter of 2017.

Divestitures  During the nine months ended September 30, 2017, Anadarko received net proceeds of $3.5 billion from divestitures, primarily related to the sale of the Company’s Eagleford, Marcellus, Eaglebine, and Utah CBM assets. See Note 3—Acquisitions, Divestitures, and Assets Held for Sale in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Financing Activities

millions except percentages	September 30, 2017	December 31, 2016
Anadarko	$12,201	$12,204
WES	3,344	3,091
WGP	28	28
Total debt	$15,573	$15,323
Total equity	13,922	15,497
Debt to total capitalization ratio	52.8%	49.7%

Debt Activity
Anadarko RCFs  Anadarko has a $3.0 billion RCF that matures in January 2021 and a $2.0 billion 364-Day Facility that matures in January 2018. At September 30, 2017, the Company had no outstanding borrowings under the APC RCF or the 364-Day Facility.

WES and WGP RCFs  WES has a $1.2 billion RCF that matures in February 2020 and is expandable to $1.5 billion. During the nine months ended September 30, 2017, WES borrowed $250 million under its RCF, which was used for general partnership purposes. At September 30, 2017, WES had $250 million of outstanding borrowings under its RCF at an interest rate of 2.54%, had outstanding letters of credit of $5 million, and had available borrowing capacity of $945 million.
WGP has a $250 million RCF that matures in March 2019 and is expandable to $500 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions. At September 30, 2017, WGP had outstanding borrowings under its RCF of $28 million at an interest rate of 3.24% and had available borrowing capacity of $222 million.

For additional information on the Company’s RCFs, see Note 8—Debt in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Debt Maturities  At September 30, 2017, Anadarko’s remaining scheduled debt maturities during 2017 consisted of $9 million of senior amortizing notes associated with the TEUs. At September 30, 2017, Anadarko’s scheduled debt maturities during 2018 consisted of $17 million of senior amortizing notes associated with the TEUs and $114 million of 7.05% Debentures due May 2018. In addition, WES has a scheduled debt maturity during 2018 of $350 million of 2.60% Senior Notes due August 2018.
WES’s $350 million 2.60% Senior Notes due August 2018 were classified as long-term debt on the Company’s Consolidated Balance Sheet at September 30, 2017, as WES has the ability and intent to refinance these obligations using long-term debt.
Anadarko’s Zero Coupons can be put to the Company in October of each year, in whole or in part, for the then-accreted value of the outstanding Zero Coupons. None of the Zero Coupons were put to the Company in October 2017. The Zero Coupons can next be put to the Company in October 2018, in whole or in part, for the then-accreted value of $930 million. For additional information on the Company’s debt instruments, see Note 8—Debt in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

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

Common Stock Repurchase Program  In September 2017, the Company announced a $2.5 billion share-repurchase program under which shares of the Company’s common stock may be repurchased either in the open market or through private transactions. The program is authorized to extend through the end of 2018. In October 2017, the Company entered into an agreement to complete $1.0 billion of the share-repurchase program prior to the end of 2017. See Note 13—Stockholders’ Equity in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Common Stock Dividends  Anadarko paid dividends to its common stockholders of $84 million during the nine months ended September 30, 2017, and $78 million during the nine months ended September 30, 2016. In response to the commodity-price environment, the Company decreased the quarterly dividend from $0.27 per share to $0.05 per share in February 2016. Anadarko has paid a dividend to its common stockholders quarterly since becoming a public company in 1986.
The amount of future dividends paid to Anadarko common stockholders is determined by the Board on a quarterly basis and is based on the Company’s earnings, financial condition, capital requirements, the effect a dividend payment would have on the Company’s compliance with relevant financial covenants, and other factors deemed relevant by the Board.

Distributions to Noncontrolling Interest Owners  Distributions to noncontrolling interest owners primarily relate to the following for the nine months ended September 30:

millions	2017	2016
WES distributions to unitholders (excluding Anadarko and WGP) (1)	$235	$192
WES distributions to Series A Preferred unitholders (2)	22	16
WGP distributions to unitholders (excluding Anadarko) (3)	60	41
__________________________________________________________________

(1)
WES has made quarterly distributions to its unitholders since its IPO in the second quarter of 2008 and has increased its distribution from $0.30 per common unit for the third quarter of 2008 to $0.905 per common unit for the third quarter of 2017 (to be paid in November 2017).

(2)
WES made quarterly distributions of $0.68 per unit, prorated based on issuance date, to its Series A Preferred unitholders since the unit issuances in March and April 2016. As of June 30, 2017, all Series A Preferred units have converted into WES common units; see Note 14—Noncontrolling Interests in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10‑Q.

(3)
WGP has made quarterly distributions to its unitholders since its IPO in December 2012 and has increased its distribution from $0.17875 per common unit for the first quarter of 2013 to $0.53750 per unit for the third quarter of 2017 (to be paid in November 2017).

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

Derivative Instruments Held for Non-Trading Purposes  The Company had derivative instruments in place to reduce the price risk associated with future production of 8 MMBbls of oil and 170 Bcf of natural gas at September 30, 2017, with a net derivative asset position of $9 million. Based on actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these derivatives by $34 million, while a 10% decrease in underlying commodity prices would increase the fair value of these derivatives by $36 million. However, any cash received or paid to settle these derivatives would be substantially offset by the sales value of production covered by the derivative instruments.

Derivative Instruments Held for Trading Purposes  At September 30, 2017, the Company had a net derivative asset position of $3 million on outstanding derivative instruments entered into for trading purposes. Based on actual derivative contractual volumes, a 10% increase or decrease in underlying commodity prices would not materially impact the Company’s gains or losses on these derivative instruments.

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
At September 30, 2017, the Company had a net derivative liability position of $1.4 billion related to interest-rate swaps. A 10% increase (decrease) in the three-month LIBOR interest-rate curve would decrease (increase) the aggregate fair value of outstanding interest-rate swap agreements by $88 million. However, any change in the interest-rate derivative gain or loss could be substantially offset by changes in actual borrowing costs associated with future debt issuances. For a summary of the Company’s outstanding interest-rate derivative positions, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in Anadarko’s internal control over financial reporting during the third quarter of 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following sets forth information with respect to repurchases by the Company of its shares of common stock during the third quarter of 2017:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
July 1 - 31, 2017	4,369	$44.80	—	$—
August 1 - 31, 2017	2,304	$44.69	—	$—
September 1 - 30, 2017	1,158	$40.92	—	$2,500,000,000
Total	7,831	$44.20	—
 ____________________________________________________________

(1)
During the third quarter of 2017, (i) no shares were purchased under the Company’s share-repurchase program and (ii) all shares purchased related to stock received by the Company for the payment of withholding taxes due on employee share issuances under share-based compensation plans.

(2)
On September 20, 2017, the Company announced a share-repurchase program to purchase up to $2.5 billion in shares of common stock. The program is authorized to extend through the end of 2018. In October 2017, the Company entered into the ASR Agreement to complete $1.0 billion of the share-repurchase program prior to the end of 2017.

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

ANADARKO PETROLEUM CORPORATION
(Registrant)

October 31, 2017	By:	/s/ ROBERT G. GWIN
Robert G. Gwin Executive Vice President, Finance and Chief Financial Officer