Form 10-K
period 2017-12-31
ANADARKO PETROLEUM CORP
filed 2018-02-15
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the Company’s common stock held by non-affiliates of the registrant on June 30, 2017, was $25.2 billion based on the closing price as reported on the New York Stock Exchange.
The number of shares outstanding of the Company’s common stock at February 8, 2018, is shown below:

Title of Class	Number of Shares Outstanding
Common Stock, par value $0.10 per share	532,487,194
Documents Incorporated By Reference
Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders of Anadarko Petroleum Corporation to be held May 15, 2018 (to be filed with the Securities and Exchange Commission prior to April 5, 2018), are incorporated by reference into Part III of this Form 10-K.

COMMONLY USED TERMS AND DEFINITIONS

Unless the context otherwise requires, the terms “Anadarko” and “Company” refer to Anadarko Petroleum Corporation and its consolidated subsidiaries. In addition, the following Company or industry-specific terms and abbreviations are used throughout this report:

$3.0 Billion Share-Repurchase Program - A program approved by the Anadarko Board of Directors, in September 2017, authorizing the repurchase of $2.5 billion of Anadarko’s common stock, which was expanded to $3.0 billion in February 2018. The program extends through the end of 2018.
364-Day Facility - Anadarko’s $2.0 billion 364-day senior unsecured RCF
3D - Three-dimensional
$5.0 Billion Facility - Anadarko’s $5.0 billion senior secured RCF, which was replaced in January 2015 with the APC RCF and a 364-day facility
APC RCF - Anadarko’s $3.0 billion senior unsecured RCF
AROs - Asset retirement obligations
ASR Agreement - An accelerated share-repurchase agreement with an investment bank to repurchase the Company’s common stock
ASU - Accounting Standards Update
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
FASB - Financial Accounting Standards Board
FID - Final investment decision
Fitch - Fitch Ratings
FPSO - Floating production, storage, and offloading unit
G&A - General and administrative expenses
GAAP - U.S. Generally Accepted Accounting Principles
GOM Acquisition - The acquisition of oil and natural-gas assets in the Gulf of Mexico that closed on December 15, 2016
IPO - Initial public offering
IRS - U.S. Internal Revenue Service
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
MTPA - Million tonnes per annum
NGLs - Natural gas liquids
NM - Not meaningful
NTSB - National Transportation Safety Board
NYMEX - New York Mercantile Exchange
Oil - Includes crude oil and condensate
OPEC - Organization of the Petroleum Exporting Countries
PUD or PUDs - Proved undeveloped reserves
RCF - Revolving credit facility
ROTF - Regional oil treating facility
SEC - U.S. Securities and Exchange Commission
S&P - Standard and Poor’s
Sonatrach - The national oil and gas company of Algeria
Tax Reform Legislation - The U.S. Tax Cuts and Jobs Act signed into law on December 22, 2017
Tcf - Trillion cubic feet
TEN - Tweneboa/Enyenra/Ntomme
TEU or TEUs - Tangible equity units
Tronox - Tronox Incorporated
TSR - Total shareholder return
UOP - Unit-of-production
VIE or VIEs - Variable interest entity
WES - Western Gas Partners, LP, a publicly traded limited partnership, which is a consolidated subsidiary of Anadarko
WES RCF - WES’s $1.2 billion senior unsecured RCF
WTI - West Texas Intermediate
WGEH - Western Gas Equity Holdings, LLC, the general partner of WGP
WGH - Western Gas Holdings, LLC, the general partner of WES
WGP - Western Gas Equity Partners, LP, a publicly traded limited partnership, which is a consolidated subsidiary of Anadarko
WGP RCF - WGP’s $250 million three-year senior secured RCF
Zero Coupons - Anadarko’s Zero-Coupon Senior Notes due 2036

PART I

Items 1 and 2.  Business and Properties

GENERAL

Anadarko Petroleum Corporation is among the world’s largest independent exploration and production companies, with approximately 1.4 billion BOE of proved reserves at December 31, 2017. Anadarko’s mission is to deliver a competitive and sustainable rate of return to shareholders by developing, acquiring, and exploring for oil and natural-gas resources vital to the world’s health and welfare. Anadarko’s asset portfolio is positioned to deliver long-term value to stakeholders by combining a large inventory of development opportunities in the U.S. onshore and the Gulf of Mexico with high-potential worldwide exploration and development activities.
Anadarko’s portfolio includes assets in the Delaware and DJ basins in the U.S. onshore. The Company is also among the largest independent producers in the deepwater Gulf of Mexico and has exploration and production activities internationally, including activities in Algeria, Ghana, Mozambique, and other countries.
Anadarko’s strategy is to explore for, develop and commercialize resources globally; ensure health, safety, and environmental excellence; and focus on financial discipline, flexibility, and value creation, while demonstrating the Company’s core values of integrity and trust, servant leadership, people and passion, commercial focus, and open communication in all business activities.
Anadarko previously presented three reportable segments in its quarterly and annual filings: Oil and Gas Exploration and Production, Midstream, and Marketing. In the first half of 2017, Anadarko substantially completed a repositioning of its asset portfolio to focus on higher-margin liquids production. This shift resulted in a substantial decrease in the number of U.S. operating areas. Since the portfolio repositioning, the chief operating decision maker has reviewed operating results for Exploration and Production and Midstream when making operating and capital allocation decisions. Accordingly, Anadarko no longer identifies marketing activities as a separate reportable segment. Also, in prior periods, the Company aggregated its two midstream operating segments, WES Midstream and Other Midstream, into one Midstream reporting segment due to similar financial and operating characteristics. While the aggregation criteria continues to be met, the Company will no longer aggregate these operating segments in order to provide additional information about its midstream operations. Accordingly, Anadarko now has three reporting segments: Exploration and Production, WES Midstream, and Other Midstream, which include their respective marketing results.

Exploration and Production—This segment is engaged in the exploration, development, production, and sale of oil, natural gas, and NGLs and in advancing its Mozambique LNG project toward FID.

WES Midstream and Other Midstream—These two segments engage in gathering, processing, treating, and transporting Anadarko and third-party oil, natural-gas, and NGLs production as well as gathering and disposal of produced water. The WES Midstream segment consists of Western Gas Partners, LP, a publicly traded limited partnership, which is a consolidated subsidiary of Anadarko. The Other Midstream segment consists of the Company’s other midstream assets.

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

EXPLORATION AND PRODUCTION PROPERTIES AND ACTIVITIES

The Company’s Exploration and Production segment actively manages Anadarko’s worldwide oil, natural-gas, and NGLs sales of its equity production, as well as the Company’s anticipated LNG sales. In marketing its production, the Company attempts to minimize market-related shut-ins, maximize realized prices, and manage credit-risk exposure. The Company’s sales of oil, natural gas, and NGLs are generally made at market prices at the time of sale.
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

Oil and NGLs  Anadarko’s oil and NGLs revenues are derived from production in the United States, Algeria, and Ghana. Most of the Company’s U.S. oil and NGLs production is sold under contracts with prices based on market indices, adjusted for location, quality, and transportation. Product from Algeria is sold by tanker as Saharan Blend, Algerian condensate, refrigerated propane, and refrigerated butane to customers primarily in the Mediterranean and Western European area. Oil from Ghana is sold by tanker as Jubilee crude oil and TEN Blend crude oil to customers around the world. Saharan Blend, Jubilee, and TEN Blend are high-quality crudes that provide refiners with large quantities of premium products such as gasoline, diesel, and jet fuel.

Natural Gas  Anadarko markets its U.S. natural-gas production to maximize value and to reduce the inherent risks of physical commodity markets. The Company controls natural-gas firm-transportation capacity that ensures access to downstream markets, which enables the Company to maximize its natural-gas production. This transportation capacity also provides the opportunity to capture incremental value when price differentials between physical locations exist. From time to time, the Company stores natural gas in contracted storage facilities to minimize operational disruptions to its ongoing operations and to take advantage of seasonal price differentials. Normally, the Company will have forward contracts in place (physical delivery or financial derivative instruments) to sell stored natural gas at a fixed price.

United States

Overview  Anadarko’s U.S. operations include oil and natural-gas exploration and production in the U.S. onshore and deepwater Gulf of Mexico. The Company’s U.S. operations accounted for 86% of sales volumes and 80% of sales revenues during 2017 and 88% of proved reserves at year-end 2017.

U.S. Onshore  Anadarko’s U.S. onshore properties include significant oil and natural-gas plays located in Colorado, Texas, Utah, and Wyoming, where the Company operates approximately 9,250 wells and owns interests in approximately 2,500 nonoperated wells.
The map below illustrates the locations of Anadarko’s U.S. onshore oil and natural-gas exploration and production operations:

Powder River Basin
DJ Basin
Greater Natural Buttes
Delaware Basin
APC Land Grant

Activities in the U.S. onshore during 2017 primarily focused on adding reserves through horizontal drilling, optimizing wellbore and completion design, improving cost structure, and delivering efficient production. The Company also focused on capturing operatorship within its premier position in the Delaware basin. Process improvements and optimization projects assisted in providing both well performance and cycle-time improvements across all assets. The Company drilled 541 wells and completed 396 wells in the U.S. onshore during 2017. The Company also divested non-core U.S. onshore assets, primarily in South Texas, Southeast Texas, Pennsylvania, Wyoming, and Utah. In 2018, the Company expects to continue its horizontal drilling program, focusing on the Delaware and DJ basins.

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

Delaware Basin  Anadarko holds interests in approximately 590,000 gross (240,000 net) acres in the Delaware basin in West Texas. Anadarko’s 2017 drilling activity primarily targeted the Wolfcamp shale play, while also testing the liquids-rich Bone Spring tight sands and Avalon shale play. In 2017, Anadarko drilled 192 operated wells and participated in 93 nonoperated wells. The Company was focused on increasing operatorship through the drilling program for the majority of the year, averaging 14 operated drilling rigs through the third quarter of 2017 and ending 2017 with 10 operated drilling rigs. Prior to the conclusion of a participation agreement in July 2017, Anadarko completed all of the well proposals required to secure operatorship on approximately 70% of its joint venture acreage. Additionally, joint-operating agreements have been established in all areas where operatorship has been defined. The wells associated with operatorship capture are scheduled to be completed and turned to sales throughout 2018. During 2018, the Company plans to average seven operated rigs and six completion crews and grow year-over-year sales volumes by more than 50%.
The successful Wolfcamp shale delineation program continues to deliver encouraging results across the majority of Anadarko’s acreage position. Anadarko is testing multiple zones within the Wolfcamp shale and several development concepts for increased efficiency. Included in these development concepts are multi-well pads, extended laterals, enhanced completion designs, and horizontal-well spacing. The Company has identified approximately 5,500 potential mid-lateral-equivalent drilling locations in the Wolfcamp A formation that are expected to provide substantial opportunity for Anadarko’s future activity in the basin. The Company plans to continue to add significant infrastructure to facilitate future growth from this asset as discussed in Midstream Properties and Activities.

DJ Basin  Anadarko holds interests in over 400,000 net acres in its core position and operates over 4,600 vertical wells and 1,400 horizontal wells in the DJ basin in Colorado. The field contains the Niobrara and Codell formations, which are naturally fractured formations that hold both liquids and natural gas. During 2017, the Company’s drilling program focused entirely on horizontal development, drilling 348 horizontal wells. Horizontal drilling results in the field continue to be strong, with economics that are enhanced by the Company’s ownership of the Land Grant and recent operational efficiencies in drilling and completions. In 2017, the Company implemented a new completion design, which has resulted in a 20% improvement in average well recovery. In the third quarter of 2017, the Company sanctioned the Latham plant, which is expected to provide an additional 400 MMcf/d in cryogenic processing.
Drilling spud-to-rig-release cycle time average for a mid-lateral equivalent well improved from 5.7 days in 2016 to 5.1 days in 2017. The full-year 2017 average drilling cost per foot was reduced by approximately 19% and completion capital was reduced by 11% relative to 2016. Operated well capital costs in 2017 decreased to less than $2.9 million from approximately $3.5 million in 2016 for a mid-lateral-equivalent well, driven by continued operational efficiencies and supply-chain savings. The Company had six operated drilling rigs in the first quarter of 2017 and ended 2017 with six operated drilling rigs. Anadarko expects to increase year-over-year oil sales volumes from the DJ Basin by more than 30% and plans to average five operated rigs and three completion crews in the basin during 2018.

Greater Natural Buttes  The Greater Natural Buttes area in eastern Utah is a tight-gas asset. The Company uses cryogenic and refrigeration processing facilities in this area to extract NGLs from the natural-gas stream. The Company operated the field at a reduced activity level for the majority of 2017 due to capital being allocated to higher-margin projects. Focus in the field shifted to increasing operating margins through the reduction of expenses and optimization of base production. The Company operates approximately 2,850 wells in the area.

Gulf of Mexico  Anadarko owns a working interest in 319 blocks in the Gulf of Mexico, operates 10 active floating platforms, and holds interests in 37 fields. The Company continued an active deepwater development and appraisal program in the Gulf of Mexico during 2017 as it continues to take advantage of existing infrastructure to cost-effectively develop known resources.
The map below illustrates the locations of Anadarko’s Gulf of Mexico oil and natural-gas exploration and production operations:

TEXAS
LOUISIANA
Marlin
Ram Powell
Horn Mountain
Blind Faith
Conger
Baldpate
Warrior
Power Play
Constitution
Holstein
K2 Complex
Nansen
Constellation
Marco Polo
Boomvang
Gunnison
Caesar/Tonga
Heidelberg
Hoover
Lucius
APC Operated Platforms
Other APC WI Producing Assets
Under Development/Appraisal
Anadarko WI Block

Development
Horn Mountain  At Horn Mountain (100% working interest), the Company is successfully executing on its tie-back strategy. The first development well from the GOM Acquisition was drilled in the first quarter of 2017. The well encountered more than 70 net feet of oil pay in the prolific Miocene sands and was tied back to the Horn Mountain facility. The well was completed and brought online in the second quarter of 2017. The second development well was drilled in the third quarter of 2017 and encountered 120 feet of high-quality oil pay. The well was tested in two Miocene sands and brought online in the first of these sands during the third quarter of 2017. These wells were drilled and brought to first production in approximately 110 days for the first well and approximately 80 days for the second well. A third well was drilled in the fourth quarter of 2017 and encountered 42 feet of high-quality oil pay with favorable structural position and good connectivity to existing wells. Completion and first production are expected in the first half of 2018. Additional drilling around the Horn Mountain facility is scheduled in 2018.

Marlin  At Marlin (100% working interest), the Company successfully drilled a tie-back development well in the King field in the third quarter of 2017. The well encountered 134 feet of high-quality oil pay in three separate Miocene zones. The well was completed in three sands and had a successful flow test. First production is anticipated in the first quarter of 2018.

Lucius  At Lucius (48.9% working interest), the Company successfully drilled and completed the eighth development well during 2017. The well encountered 217 net feet of oil pay in the primary objective Miocene sands and was brought online in the third quarter of 2017. The field continues to demonstrate favorable connectivity and strong aquifer support and is maintaining strong well deliverability. The Company entered into an agreement with partners to expand the Lucius unit to encompass the adjacent Hadrian North discovery in late 2017. The project was sanctioned and development of this tie-back opportunity commenced in 2018, with first production expected in 2019. The initial development phase is targeting high-quality Pliocene reservoir sands with similar rock and fluid properties as the Lucius producing wells.

Constitution Spar  At the Constitution Spar (100% working interest), the Company completed planned maintenance that was designed to improve future uptime, further enhance safety, and facilitate the tieback of Constellation for first production.

Caesar/Tonga  At Caesar/Tonga (33.75% working interest), the Company spud the eighth development well during the fourth quarter of 2017 and anticipates first production in the second quarter of 2018, when the well is tied back to Anadarko’s Constitution spar.

Constellation  At Constellation (33.33% working interest), the Company successfully drilled and completed the first development well in the second quarter of 2017. The well encountered more than 120 feet of net oil pay and had a strong flow test. First production is expected in late 2018 or early 2019, when the well is tied back to Anadarko’s Constitution spar.

K2 Complex  At the K2 Complex (41.8% working interest), the GC 562#6 development well, drilled and completed in 2016, was brought online in the second quarter of 2017. With the completion of this well, the field reached a nine-year production high of 38 MBOE/d.

Heidelberg  At Heidelberg (44% working interest), the GC 859 #5 ST1 well encountered 216 net feet of oil pay and became the field’s fifth producing well in the first quarter of 2017.

Holstein  At Holstein (100% working interest), the Company certified the permanently installed platform drilling rig and initiated a four-well drilling program in the fourth quarter of 2017. These wells are anticipated to be brought online during 2018.

Exploration and Appraisal
Warrior  The Warrior exploration well (70% working interest) encountered more than 210 net feet of oil pay in multiple high-quality Miocene-aged reservoirs. The first Warrior appraisal well and subsequent side track completed drilling in the northern portion of the field in the third quarter of 2017. The well encountered approximately 109 net feet of dispersed oil pay. Despite finding oil, this northern appraisal well found insufficient quantities of oil pay to justify the development of the northern portion of the field in the current price environment. Evaluation of tie-back opportunities in the southern portion of the field is ongoing.

Calpurnia  The Calpurnia exploration well (76% working interest), located near the Anadarko-operated Caesar/Tonga, Heidelberg and Holstein fields, finished drilling during the first quarter of 2017. The well encountered approximately 20 feet of net oil pay on water in a well-developed Miocene-aged sand. The well was subsequently sidetracked updip where it found nearly 60 net feet of oil pay. The wellbore was temporarily abandoned and is expected to be utilized for future production as a tieback to one of the Company’s nearby operated facilities.

Shenandoah  The Shenandoah-6 appraisal well and subsequent sidetrack (33% working interest), which completed appraisal activities in April 2017, did not encounter oil in the eastern portion of the field. Given the results of this well and the commodity-price environment, the Company suspended further appraisal activities.

Phobos  The first Phobos appraisal well (100% working interest), drilled in the first quarter of 2017, encountered approximately 130 net feet of oil pay from the primary objective Wilcox-aged reservoirs and more than 90 net feet of oil pay in the secondary objective Pliocene-aged reservoir. The second appraisal well, drilled in the third quarter of 2017, encountered approximately 136 net feet of oil pay from the primary objective Wilcox-aged reservoirs. These wells found insufficient quantities of oil pay to justify development in the current price environment.

Alaska  Anadarko’s nonoperated (22% working interest) oil production and development activity in Alaska is concentrated on the North Slope. Net production from the Colville River Unit averaged approximately 11 MBbls/d of oil during the fourth quarter of 2017. The operator completed an active drilling campaign in 2017, which included seven development wells. Subsequent to year end, the Company divested its nonoperated interest in Alaska for net proceeds of $383 million. The transaction is subject to regulatory approval.

International

Overview  Anadarko’s international operations include oil, natural-gas, and NGLs production and development in Algeria and Ghana, along with activities in Mozambique, where the Company continues to make progress toward FID on an LNG development. The Company also has exploration acreage in Colombia, Mozambique, and other countries. International locations accounted for 14% of Anadarko’s sales volumes and 20% of sales revenues during 2017 and 12% of proved reserves at year-end 2017. In 2018, the Company expects to focus its drilling activity in Ghana and continue preparing the site of the future onshore LNG park in Mozambique.

Algeria  Anadarko is engaged in production and development operations in Algeria’s Sahara Desert in Blocks 404 and 208, which are governed by a Production Sharing Agreement (PSA) between Anadarko, Sonatrach, and other partners. Under this PSA, the Company is responsible for 24.5% of the development and production costs. The Company produces oil through the Hassi Berkine South and Ourhoud central processing facilities (CPFs) in Block 404 and oil and NGLs through the El Merk CPF in Block 208. Gross production through these facilities averaged more than 337 MBbls/d in 2017, inclusive of approximately 34 days of planned downtime for statutory maintenance at the El Merk CPF. The Company drilled seven development wells in 2017. Late in 2017, Algeria and other members of OPEC agreed to extend the previously agreed upon reduction in production output through the end of 2018. Anadarko had minimal production impact from this reduction during 2017 and expects minimal impact in 2018.

Ghana  Anadarko’s production and development activities in Ghana are located offshore in the West Cape Three Points Block and the Deepwater Tano Block.
The Jubilee field (27% nonoperated participating interest), which spans both the West Cape Three Points Block and the Deepwater Tano Block, averaged gross production of 89 MBbls/d of oil in 2017. An average of 86 MMcf/d of natural gas was exported to an onshore natural-gas processing plant in satisfaction of a commitment established in conjunction with the Jubilee development plan. In October 2017, the partnership received Ghanaian government approval for the full-field plan of development, with drilling operations expected to commence in 2018.
In 2016, the operator of the Jubilee field announced that damage to the FPSO turret bearing had occurred. As a result, new production and offtake procedures were implemented, and the partners agreed to a long-term solution to convert the FPSO to a permanently spread-moored facility. Interim spread mooring of the FPSO commenced in the fourth quarter of 2016 and was completed during the first quarter of 2017. In early 2018, the operator will start the first of three shutdown periods that are expected to occur in 2018 to effectively stabilize the turret and rotate the FPSO to its permanent heading. In October, the partnership received Ghanaian Government approval for the full-field plan of development, with drilling operations expected to commence in 2018. Including the impact of the potential facility shutdown, the operator expects the average gross production from the Jubilee field to be more than 75 MBbls/d in 2018.
The TEN project (19% nonoperated participating interest), located in the Deepwater Tano Block, uses an 80 MBbls/d-capacity FPSO for production from subsea wells. After achieving first oil in the third quarter of 2016 and first liftings during the fourth quarter of 2016, the project averaged gross production of 56 MBbls/d of oil in 2017. The International Tribunal for the Law of the Sea issued a ruling in September 2017 regarding the delimitation of the maritime boundary between Ghana and Côte d’Ivoire in the Atlantic Ocean. The new maritime boundary, as determined by the tribunal, does not affect the TEN fields, and the operator now plans to resume development drilling in 2018.

Mozambique  Anadarko operates Offshore Area 1 (26.5% working interest), which totals approximately 1.2 million gross acres. With the delivery of the legal and contractual framework necessary for the development of LNG in Mozambique, the commencement of resettlement, and progress towards the delivery of project finance and long-term LNG sales contracts, the Company continues to advance the initial two-train Golfinho/Atum project toward FID.

Development  Anadarko, its Area 1 co-venturers, and the Government of Mozambique completed the foundational legal and contractual framework required to support investment in the Company’s onshore LNG project. Based on these project advances and the approved Resettlement Plan, the Company commenced resettlement activities during the fourth quarter of 2017. This will facilitate site preparation and position the onshore area for construction of the LNG facilities. Additionally, the Company continues to work with construction and installation contractors to finalize costs and contracts and identify opportunities to reduce execution risk once the project progresses to the construction phase. In 2017, Anadarko and its co-venturers reached agreement on the project’s first long-term sales and purchase agreement (SPA) for 2.6 MTPA of LNG with PTT Public Company Limited (PTT), Thailand’s national oil and gas company. The SPA is subject to the approval of the Government of Thailand. The Company continues to progress additional LNG long-term sales contracts and advance the project finance process. The Development Plan for the initial two-train Golfinho/Atum project is in the final stages of the Government of Mozambique’s approval process.

Exploration  In Offshore Area 1, the Company continues to interpret re-processed 3D seismic data covering the Orca, Tubarão, and Tubarão-Tigre discovery areas, in accordance with the appraisal program submitted to the Government of Mozambique.

Colombia  Anadarko controls the exclusive rights to explore or conduct technical evaluation activities on six blocks totaling approximately 14 million gross acres. In the Grand Fuerte area, the COL 5 and Purple Angel blocks are operated at a 50% working interest. In 2017, Anadarko withdrew from the Fuerte Norte and Fuerte Sur blocks. In the Grand COL area, the COL 1, COL 2, COL 6, and COL 7 blocks are operated at a 100% working interest.
In Grand Fuerte, the Purple Angel-1 exploration well concluded drilling in the first quarter of 2017. The well encountered approximately 70 to 110 net feet of gas pay and confirmed a gas column greater than 1,700 feet. The well successfully tested objectives establishing pressure connectivity to Anadarko’s 2015 play-opening Kronos discovery. The rig mobilized to the Gorgon prospect, also located in the Purple Angel Block, where it successfully tested an analogous structure along trend to the Kronos discovery. The Gorgon-1 well completed drilling in the second quarter and encountered approximately 260 to 350 net feet of gas pay. Whole cores were obtained at both wells to assess the potential deliverability of the primary reservoirs.
While evaluation of the Kronos and Gorgon discovery areas continue, all of the Company’s suspended exploratory well costs related to wells in the Grand Fuerte area were expensed in 2017 due to insufficient progress on contractual and fiscal reforms needed for deepwater gas development. See Note 6—Suspended Exploratory Well Costs in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
In Grand COL, interpretations of the Esmeralda 3D seismic survey are ongoing. A sea floor sampling campaign was completed in the third quarter of 2017, which supports the potential presence of liquid hydrocarbons in Grand COL.

Côte d’Ivoire   Appraisal and exploration activity continued in 2017. The Paon-6A appraisal well, an up-dip appraisal of the South Channel, completed drilling in the third quarter of 2017 and did not encounter hydrocarbons. The Colibri-1X exploration well completed drilling in the third quarter of 2017 and encountered non-commercial quantities of hydrocarbons. During the fourth quarter of 2017, after further evaluation of the recent well results, the Company withdrew from all blocks in Côte d’Ivoire.

Other  Anadarko also holds exploration interests in other offshore international areas, including Canada, South Africa, Gabon, Guyana, and Peru.

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
Disclosures by geographic area include the United States and International. For 2017, the International geographic area consisted of proved reserves located in Algeria and Ghana, which by country and in total represented less than 15% of the Company’s total proved reserves.

Summary of Proved Reserves

	Oil (MMBbls)	Natural Gas (Bcf)	NGLs (MMBbls)	Total (MMBOE)
December 31, 2017
Proved
Developed
United States	361	2,640	176	977
International	136	24	10	150
Undeveloped
United States	140	553	56	288
International	21	13	1	24
Total proved	658	3,230	243	1,439

December 31, 2016
Proved
Developed
United States	360	3,637	193	1,159
International	147	25	15	166
Undeveloped
United States	181	762	75	383
International	14	—	—	14
Total proved	702	4,424	283	1,722

December 31, 2015
Proved
Developed
United States	332	5,184	257	1,453
International	159	30	15	179
Undeveloped
United States	193	807	68	396
International	29	—	—	29
Total proved	713	6,021	340	2,057

The Company’s proved reserves product mix increased to 63% liquids in 2017, compared to 57% in 2016 and 52% in 2015. The Company’s year-end 2017 proved reserves product mix was 46% oil, 37% natural gas, and 17% NGLs. This shift to liquids and the reduction in proved reserves was largely a result of divesting the Company’s lower-margin, non-core assets throughout the last three years.

Changes to the Company’s proved reserves during 2017 are summarized in the table below:

MMBOE	2017	2016	2015
Proved Reserves
January 1	1,722	2,057	2,858
Reserves additions and revisions
Discoveries and extensions	114	40	29
Infill-drilling additions (1)	71	69	89
Drilling-related reserves additions and revisions	185	109	118
Other non-price-related revisions (1)	59	191	289
Net organic reserves additions	244	300	407
Acquisition of proved reserves in place	3	97	1
Price-related revisions (1)	92	(147)	(624)
Total reserves additions and revisions	339	250	(216)
Sales in place	(379)	(294)	(279)
Production	(243)	(291)	(306)
December 31	1,439	1,722	2,057
Proved Developed Reserves
January 1	1,325	1,632	1,969
December 31	1,127	1,325	1,632
_______________________________________________________________________________

(1)
Combined and reported as revisions of prior estimates in the Company’s Supplemental Information on Oil and Gas Exploration and Production Activities (Supplemental Information) under Item 8 of this Form 10-K. Reserves related to infill-drilling additions are treated as positive revisions. Price-related revisions reflect the impact of current prices on the reserves balance at the beginning of each year. Other non-price-related revisions reflect the net change of performance and cost updates, updates to development plans, and all other year-end updates.

Proved reserves are estimated based on the average beginning-of-month prices during the 12-month period for the respective year. The average prices used to compute proved reserves at December 31, 2017 were $51.34 per Bbl for oil, $2.98 per MMBtu for natural gas, and $31.83 per Bbl for NGLs.
The Company’s estimates of proved developed reserves, PUDs, and total proved reserves at December 31, 2017, 2016, and 2015, and changes in proved reserves during the last three years are presented in the Supplemental Information under Item 8 of this Form 10-K. Also presented in the Supplemental Information are the Company’s estimates of future net cash flows and discounted future net cash flows from proved reserves. See Critical Accounting Estimates under Item 7 of this Form 10-K for additional information on the Company’s proved reserves.
The Company has not yet filed information with a federal authority or agency with respect to its estimated total proved reserves at December 31, 2017. Annually, Anadarko reports gross proved reserves for U.S.-operated properties to the U.S. Department of Energy. These reported reserves are derived from the same database used to estimate and report proved reserves in this Form 10-K.

Changes in PUDs  Changes to PUDs during 2017 are summarized in the table below. The Company’s year-end development plans and associated PUDs are consistent with SEC guidelines for PUD development within five years unless specific circumstances warrant a longer development time horizon.

MMBOE
PUDs at January 1, 2017	397
Revisions of prior estimates	103
Extensions, discoveries, and other additions	22
Conversions to developed	(132)
Purchases	1
Sales	(79)
PUDs at December 31, 2017	312

Revisions  Revisions of prior estimates reflect Anadarko’s ongoing evaluation of its asset portfolio. In 2017, PUDs were revised upward by 103 MMBOE.

MMBOE	December 31, 2017
Revisions due to changes in year-end prices (price impact to opening balance)	—
Other revisions of prior estimates
Revisions due to performance	32
Revisions due to cost updates	—
Revisions due to successful infill drilling	64
Revisions due to development plan updates	7
Other revisions	—
Total other revisions of prior estimates	103
Revisions of prior estimates	103

Prior estimates were revised upward by a total of 103 MMBOE and were associated with the following:

•
Performance  The Company experienced an overall increase in PUDs of 32 MMBOE due to performance. Upward revisions of 39 MMBOE were driven primarily by performance improvements in the DJ and Delaware basin areas. Downward revisions of 7 MMBOE were primarily due to performance based reductions in various areas in the Gulf of Mexico.

•
Infill-drilling activities  The Company added 64 MMBOE of PUDs associated with infill-drilling activities, of which 46 MMBOE was in the DJ basin, 13 MMBOE in the Lucius and Holstein areas in the Gulf of Mexico and the remaining in the Ghana Jubilee field.

•	Development plan updates The majority of revisions associated with updates to development plans occurred in the DJ basin due to ongoing optimization of development activity.
Extensions, discoveries, and other additions  During 2017, PUDs increased by 22 MMBOE primarily through the extension of proved acreage. Projects in the Delaware basin, Alaska, Gulf of Mexico, and Ghana contributed to the increase.

Conversions  In 2017, the Company converted 132 MMBOE of PUDs to developed status, equating to 31% of total year-end 2016 PUDs when adjusted for revisions and sales. Approximately 81% of PUD conversions occurred in U.S. onshore assets, including Alaska; 17% in Gulf of Mexico assets, and the remaining in international assets.
Anadarko spent $1.0 billion to develop PUDs in 2017, of which approximately 72% related to U.S. onshore assets, including Alaska; 26% related to Gulf of Mexico assets; and the remaining related to international assets.

Sales in place  In 2017, PUDs decreased by 79 MMBOE due to the Company’s divestiture activities in the Eagleford and Marcellus areas.

Development Plans  The Company annually reviews all PUDs to ensure an appropriate plan for development exists. Typically, U.S. onshore PUDs are converted to developed reserves within five years of the initial proved reserves booking, but projects associated with arctic development, deepwater development, and international programs may take longer. At December 31, 2017, the Company had no material pre-2013 PUDs that remained undeveloped. However, the Company did have 19 MMBOE of PUDs scheduled to be developed more than five years from their initial date of booking. Approximately 12 MMBOE of these PUDs are associated with recompletion projects in the Gulf of Mexico, where project timing is dependent upon the current producing horizon achieving its economic limit. The remaining 7 MMBOE are primarily associated with international drilling projects, which are being developed according to government approved development plans. The Company did not have any U.S. onshore PUDs scheduled for development more than five years from initial booking.

Technologies Used in Proved Reserves Estimation  The Company’s 2017 proved reserves additions were based on estimates generated through the integration of relevant geological, engineering, and production data, using technologies that have been demonstrated in the field to yield repeatable and consistent results as defined in the SEC regulations. Data used in these integrated assessments included information obtained directly from the subsurface through wellbores such as well logs, reservoir core samples, fluid samples, static and dynamic pressure information, production test data, and surveillance and performance information. The data used also included subsurface information obtained through indirect measurements such as seismic data. The tools used to interpret the data included proprietary and commercially available seismic processing software and commercially available reservoir modeling and simulation software. Reservoir parameters from analogous reservoirs were used to increase the quality of and confidence in the reserves estimates when available. The method or combination of methods used to estimate the reserves of each reservoir was based on the unique circumstances of each reservoir and the dataset available at the time of the estimate.

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
The Company’s principal engineer, who is primarily responsible for overseeing the preparation of proved reserves estimates, has over 31 years of experience in the oil and gas industry, including over 17 years as either a reserves estimator or manager. His further professional qualifications include a degree in petroleum engineering, extensive internal and external reserves training, and asset evaluation and management. The principal engineer is a member of the Society of Petroleum Engineers, where he has been a member for over 31 years, and is also a member of the Society of Petroleum Evaluation Engineers. In addition, he is an active participant in industry reserves seminars and professional industry groups.

Third-Party Procedures and Methods Reviews  M&L reviewed the procedures and methods used by Anadarko’s staff in preparing the Company’s estimates of proved reserves and future net cash flows at December 31, 2017. The purpose of the review was to determine if the procedures and methods used by Anadarko to estimate its proved reserves are effective and in accordance with the definitions contained in SEC regulations. The procedures and methods reviews by M&L were limited reviews of Anadarko’s procedures and methods and do not constitute a complete review, audit, independent estimate, or confirmation of the reasonableness of Anadarko’s estimates of proved reserves and future net cash flows.
The reviews covered 11 fields that included major assets in the United States and Africa and encompassed approximately 92% of the Company’s estimates of proved reserves and associated future net cash flows at December 31, 2017. In each review, Anadarko’s technical staff presented M&L with an overview of the data, methods, and assumptions used in estimating its reserves. The data presented included pertinent seismic information, geologic maps, well logs, production tests, material balance calculations, reservoir simulation models, well performance data, operating procedures, and relevant economic criteria.
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

Sales Volumes, Prices, and Production Costs

The following provides the Company’s annual sales volumes, average sales prices, and average production costs per BOE for each of the last three years:

	Sales Volumes				Average Sales Prices (1)			Average Production Costs (2) (Per BOE)
	Oil (MMBbls)	Natural Gas (Bcf)	NGLs (MMBbls)	Barrels of Oil Equivalent (MMBOE)	Oil (Per Bbl)	Natural Gas (Per Mcf)	NGLs (Per Bbl)
2017
United States
DJ basin	31	212	21	88	49.73	2.55	27.46	10.23
Other United States	66	266	13	123	49.57	3.03	32.24	9.38
Total United States	97	478	34	211	49.62	2.82	29.24	9.73
International	32	—	2	34	53.77	—	35.64	7.01
Total	129	478	36	245	50.66	2.82	29.54	9.34
2016
United States
DJ basin	33	214	20	89	40.27	2.00	18.26	8.41
Other United States	52	552	24	168	38.29	2.06	20.21	6.80
Total United States	85	766	44	257	39.06	2.04	19.32	7.36
International	31	—	2	33	43.93	—	25.63	7.93
Total	116	766	46	290	40.34	2.04	19.64	7.42
2015
United States
DJ basin	35	176	16	81	44.88	2.31	15.65	8.21
Other United States	50	676	29	191	45.08	2.37	17.83	8.55
Total United States	85	852	45	272	45.00	2.36	17.03	8.45
International	31	—	2	33	51.68	—	29.85	7.22
Total	116	852	47	305	46.79	2.36	17.61	8.31
 _______________________________________________________________________________

(1)	Excludes the impact of commodity derivatives.

(2)	Excludes ad valorem and severance taxes.

Production costs are costs to operate and maintain the Company’s wells, related equipment, and supporting facilities, including the cost of labor, well service and repair, location maintenance, power and fuel, gathering, processing, transportation, other taxes, and production-related G&A costs. Additional information on volumes, prices, and production costs is contained in Financial Results under Item 7 of this Form 10-K. Additional detail regarding production costs is contained in the Supplemental Information under Item 8 of this Form 10-K.

Delivery Commitments

The Company sells oil and natural gas under a variety of contractual agreements, some of which specify the delivery of fixed and determinable quantities. At December 31, 2017, Anadarko was contractually committed to deliver approximately 1,488 Bcf of natural gas to various customers in the United States through 2032. These contracts have various expiration dates, with approximately 21% of the Company’s current commitment to be delivered in 2018 and 76% by 2022. At December 31, 2017, Anadarko was also contractually committed to deliver approximately 22 MMBbls of oil to a customer in the United States through 2020. These contracts have various expiration dates, with approximately 45% of the Company’s current commitment to be delivered in 2018 and 100% by 2020. At December 31, 2017, Anadarko also was contractually committed to deliver approximately 8 MMBbls of oil to ports in Algeria and Ghana through 2018. The Company expects to fulfill these delivery commitments with existing proved developed and proved undeveloped reserves, which the Company regularly monitors to ensure sufficient availability to meet its commitments. If production is not sufficient to meet contractual delivery commitments, the Company may purchase commodities in the market to satisfy its delivery commitments. In areas where Anadarko no longer has production due to asset divestitures, the Company has entered into long-term purchase commitments to satisfy its existing delivery commitments.

Properties and Leases

The following shows the developed lease, undeveloped lease, and fee mineral acres in which Anadarko held interests at December 31, 2017:

	Developed Lease		Undeveloped Lease		Fee Mineral (1)		Total
thousands of acres	Gross	Net	Gross	Net	Gross	Net	Gross	Net
United States
Onshore	2,417	1,486	1,797	681	9,891	8,192	14,105	10,359
Offshore	352	198	1,483	1,098	—	—	1,835	1,296
Total United States	2,769	1,684	3,280	1,779	9,891	8,192	15,940	11,655
International	636	138	39,440	31,690	—	—	40,076	31,828
Total	3,405	1,822	42,720	33,469	9,891	8,192	56,016	43,483
 _______________________________________________________________________________

(1)	The Company’s fee mineral acreage is primarily undeveloped.

At December 31, 2017, the Company had approximately 21 million net undeveloped lease acres scheduled to expire by December 31, 2018, if the Company does not establish production or take any other action to extend the terms. The net undeveloped lease acres scheduled to expire by December 31, 2018, if not amended, primarily relate to 20.5 million net acres of international exploration acreage in South Africa (16.0 million net acres) and Colombia (4.5 million net acres) where proved reserves have not yet been assigned. The Company plans to continue the terms of many of these licenses and concession areas through operational or administrative actions and does not expect a significant portion of its total net acreage position to expire in 2018.

Drilling Program

The Company’s 2017 drilling program focused on proven and emerging liquids-rich basins in the United States (onshore and deepwater Gulf of Mexico) and various international locations. Exploration activity in 2017 consisted of 10 gross completed wells, which included 8 U.S. onshore wells and 2 Gulf of Mexico wells. Development activity in 2017 consisted of 554 gross completed wells, which included 548 U.S. onshore wells and 6 Gulf of Mexico wells.

Drilling Statistics
The following shows the number of oil and gas wells completed in each of the last three years:

	Net Exploratory			Net Development			Total
	Productive	Dry Holes	Total	Productive	Dry Holes	Total
2017
United States	6.6	3.6	10.2	359.1	2.4	361.5	371.7
International	—	7.3	7.3	—	—	—	7.3
Total	6.6	10.9	17.5	359.1	2.4	361.5	379.0
2016
United States	3.7	1.2	4.9	322.1	—	322.1	327.0
International	—	1.8	1.8	2.9	—	2.9	4.7
Total	3.7	3.0	6.7	325.0	—	325.0	331.7
2015
United States	16.0	—	16.0	573.1	13.8	586.9	602.9
International	2.4	0.4	2.8	1.8	—	1.8	4.6
Total	18.4	0.4	18.8	574.9	13.8	588.7	607.5

The following shows the number of wells in the process of drilling or in active completion stages and the number of wells suspended or waiting on completion at December 31, 2017:

	Wells in the process of drilling or in active completion		Wells suspended or waiting on completion (1)
	Exploration	Development	Exploration	Development (2)
United States
Gross	—	23	14	543
Net	—	20.4	8.6	396.2
International
Gross	—	—	28	15
Net	—	—	7.8	3.5
Total
Gross	—	23	42	558
Net	—	20.4	16.4	399.7
 _______________________________________________________________________________

(1)
Wells suspended or waiting on completion include exploration and development wells where drilling has occurred, but the wells are awaiting the completion of hydraulic fracturing or other completion activities or the resumption of drilling in the future.

(2)
There were 107 MMBOE of PUDs primarily assigned to U.S. onshore development wells suspended or waiting on completion at December 31, 2017. The Company expects to convert these reserves to developed status within five years of their initial disclosure.

Productive Wells

At December 31, 2017, the Company’s ownership interest in productive wells was as follows:

	Oil Wells (1)	Gas Wells (1)
United States
Gross	3,571	8,574
Net	2,309.2	7,182.0
International
Gross	208	9
Net	37.3	2.2
Total
Gross	3,779	8,583
Net	2,346.5	7,184.2
________________________________________________________________

(1)	Includes wells containing multiple completions as follows:

Gross	411	2,997
Net	355.1	2,697.1

MIDSTREAM PROPERTIES AND ACTIVITIES

Anadarko invests in and operates midstream (gathering, processing, treating, transportation, and produced-water disposal) assets to complement its operations in regions where the Company has oil and natural-gas production. Through ownership and operation of these facilities, the Company improves its ability to manage costs, controls the timing of bringing on new production, and enhances the value received for gathering, processing, treating, and transporting the Company’s production. Anadarko’s midstream business also provides services to third-party customers, including major and independent producers. Anadarko generates revenues from its midstream activities through a variety of contract structures, including fixed-fee, percent-of-proceeds, wellhead purchase, and keep-whole agreements. Anadarko’s midstream activities include those of WES, which acquires, owns, develops, and operates midstream assets. At December 31, 2017, Anadarko’s ownership interest in WGP consisted of an 81.6% limited partner interest and the entire non-economic general partner interest. At December 31, 2017, WGP’s ownership interest in WES consisted of a 29.8% limited partner interest, the entire 1.5% general partner interest, and all of the WES incentive distribution rights. At December 31, 2017, Anadarko also owned a 9.1% limited partner interest in WES through other subsidiaries.

WES Midstream

At the end of 2017, WES Midstream included 20 gathering systems and 51 processing and treating facilities located throughout major onshore producing basins in Wyoming, Colorado, Utah, Pennsylvania, Texas, and New Mexico. In 2017, the WES Midstream activity was concentrated in the Delaware basin to build infrastructure for present and future Wolfcamp development. In 2018, the Company expects to continue to focus its midstream investment on the Delaware and DJ basins.

Delaware Basin  In 2017, the Company expanded its midstream infrastructure for Bone Spring, Wolfcamp, and Avalon production in the Delaware basin of West Texas, installing over 150 miles of gas and water gathering lines. Four new central gathering facilities (CGFs) were installed and seven existing CGFs were expanded to add a total of approximately 495 MMcf/d of compression capacity. Two produced-water disposal systems were placed into service during the second quarter of 2017, with combined capacity of 90,000 barrels of water per day. Additional compressor station expansions within the field are planned for 2018.
In the first quarter of 2017, Anadarko completed the divestiture of its Marcellus operated and nonoperated oil and natural-gas assets and related operated midstream assets to a third party. The midstream assets owned by WES were excluded from the divestiture; however, during the first quarter of 2017, WES entered into a property exchange whereby it exchanged its 33.75% nonoperated interest in certain Marcellus assets, commonly referred to as the Liberty and Rome systems, plus $155 million in cash for a third party’s 50% nonoperated interest in the DBJV System. The property exchange increased WES’s interest in the DBJV System to 100%.
With the completion of Train VI, a 200 MMcf/d cryogenic facility, at the end of 2017, the DBM Complex now includes 900 MMcf/d of cryogenic processing capacity, 1,400 gallons per minute of amine-treating capacity, 18 MBbls/d of high-pressure condensate stabilization, and a rich-gas gathering system, with over 400 miles of high-pressure and low-pressure segments. Construction has begun on the Mentone plant, which will add 400 MMcf/d of cryogenic processing capacity and is expected to come online in 2018.
In December 2015, there was an initial fire and secondary explosion at the processing facility within the DBM Complex. The majority of damage was to the liquid-handling facilities and the amine-treating units at the inlet of the processing facility. Train II (with capacity of 100 MMcf/d) sustained the most damage of the processing trains and returned to service in December 2016. Train III (with capacity of 200 MMcf/d) experienced minimal damage and returned to full service in May 2016. There was no damage to Trains IV and V (each with a capacity of 200 MMcf/d), which were under construction at the time of the incident. Train IV came online in May 2016 and Train V came online in October 2016.
During the second quarter of 2017, the Company reached a settlement with insurers and final proceeds were received related to the December 2015 incident at the DBM Complex. As of December 31, 2017, the Company had received a total of $86.7 million in cash proceeds from insurers related to the incident, including $46.2 million in proceeds from business interruption insurance claims and $40.5 million in proceeds from property insurance claims.

DJ Basin  The Company continued to optimize gathering and compression in 2017, which reduced gathering system pressures in the field, enhancing system efficiency and improving the base production profile. Management believes that the Company is well-positioned in the DJ basin with its oil and NGLs transportation capacity, which includes transport by pipeline, rail, and truck.
In 2017, the Company expanded its midstream infrastructure to support DJ basin production, adding a total of approximately 100 MMcf/d of compression capacity to three of its compressor stations. In the third quarter of 2017, the Company sanctioned the construction of the Latham plant consisting of two cryogenic processing trains, which will increase processing capacity by 400 MMcf/d. Construction is expected to start in 2018, and the plant is expected to be online in 2019. Additional compressor stations and expansions to existing compressor stations are also planned for 2018.
The Company elected to participate in an expansion of the White Cliffs oil pipeline, which was completed during 2017, increasing total capacity from 150 MBbls/d to approximately 180 MBbls/d.

Eagleford  In the Eagleford shale, the Company continues to operate oil and gas gathering systems, with a 2017 average gross throughput of 55 MBbls/d of oil and 450 MMcf/d of natural gas. The 200 MMcf/d operated Brasada natural-gas cryogenic processing plant continued steady operations at capacity. In the first quarter of 2017, Anadarko completed the divestiture of its oil and natural-gas assets to a third party; the midstream assets owned by WES were not divested.

The following provides information regarding the WES Midstream assets including gathering, processing, treating, transportation, and produced-water disposal by area (excluding divestitures closed in 2017):

Area	Miles of Pipelines	Total Horsepower	2017 Average Net Throughput (MMcf/d)	2017 Average Net Throughput (MBbls/d)
DJ basin	4,680	319,200	950	50
Delaware basin	1,300	316,100	810	30
Greater Natural Buttes	40	74,900	420	10
Wyoming	4,750	173,300	800	—
Eagleford	870	200,100	450	30
Other	870	34,600	80	80
Total	12,510	1,118,200	3,510	200

Other Midstream

At the end of 2017, Anadarko’s Other Midstream assets included 8 gathering systems and 20 processing and treating facilities located throughout major onshore producing basins in Colorado, Utah, Texas, and New Mexico. In 2017, Anadarko’s Other Midstream activity was concentrated in the Delaware basin to build infrastructure for present and future Wolfcamp development. In 2018, the Company expects to continue to focus its midstream investment on the Delaware and DJ basins.

Delaware Basin  In 2017, the Company expanded its midstream infrastructure for Bone Spring, Wolfcamp, and Avalon production in the Delaware basin of West Texas, installing over 60 miles of oil and water gathering lines. In addition, oil processing capacity increased by 20 MBbls/d in 2017 with the expansion of the Avalon central production facility in Loving County, and capacity is expected to increase significantly in 2018 with two ROTFs, each with capacity of 60 MBbls/d, expected to come online. Several new oil pumping stations and produced-water disposal facilities are also planned for 2018.
In the first quarter of 2017, Anadarko purchased an additional interest in the Bone Spring Plant from a third party, increasing its ownership in the plant from 33% to 50%.

DJ Basin  In 2017, the Company completed certain projects at its COSF, increasing the facility’s capacity from 100 MBbls/d to 125 MBbls/d. Construction has begun on a sixth stabilizer train at the COSF, which will add 25 MBbls/d of capacity.

The following provides information regarding Anadarko’s Other Midstream assets including gathering, processing, treating, transportation, and produced-water disposal by area (excluding divestitures closed in 2017):

Area	Miles of Pipelines	Total Horsepower	2017 Average Net Throughput (MMcf/d)	2017 Average Net Throughput (MBbls/d)
DJ basin	1,050	50,200	190	110
Delaware basin	540	44,500	130	80
Greater Natural Buttes	1,180	152,100	330	—
Other	300	7,000	—	10
Total	3,070	253,800	650	200

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

SEGMENT INFORMATION

For additional information on operations by segment, see Note 26—Segment Information in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K, and for additional information on risk associated with international operations, see Risk Factors under Item 1A of this Form 10-K.

EMPLOYEES

The Company had approximately 4,400 employees at December 31, 2017.

REGULATORY AND ENVIRONMENTAL MATTERS

Environmental and Occupational Health and Safety Regulations

Anadarko’s business operations are subject to numerous international, provincial, federal, regional, state, tribal, local, and foreign environmental and occupational health and safety laws and regulations. The more significant of these existing environmental and occupational health and safety laws and regulations include the following U.S. laws and regulations, as amended from time to time:

•
the U.S. Clean Air Act, which restricts the emission of air pollutants from many sources, imposes various pre-construction, monitoring, and reporting requirements, which the EPA has relied upon as authority for adopting climate change regulatory initiatives relating to greenhouse gas (GHG) emissions

•
the U.S. Federal Water Pollution Control Act, also known as the federal Clean Water Act, which regulates discharges of pollutants from facilities to state and federal waters and establishes the extent to which waterways are subject to federal jurisdiction and rulemaking as protected waters of the United States

•
the U.S. Oil Pollution Act of 1990, which subjects owners and operators of vessels, onshore facilities, and pipelines, as well as lessees or permittees of areas in which offshore facilities are located, to liability for removal costs and damages arising from an oil spill in waters of the United States

•
U.S. Department of the Interior regulations, which relate to offshore oil and natural-gas operations in U.S. waters and impose obligations for establishing financial assurances for decommissioning activities, liabilities for pollution cleanup costs resulting from operations, and potential liabilities for pollution damages

•
the Comprehensive Environmental Response, Compensation and Liability Act of 1980, which imposes liability on generators, transporters, and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur

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

•	the U.S. Department of Transportation regulations, which relate to advancing the safe transportation of energy and hazardous materials and emergency response preparedness

These U.S. laws and regulations, as well as state counterparts, generally restrict the level of pollutants emitted to ambient air, discharges to surface water, and disposals or other releases to surface and below-ground soils and ground water. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil, and criminal penalties; the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the permitting, development, or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of the Company’s activities in a particular area. Moreover, multiple environmental laws provide for citizen suits, which allow environmental organizations to act in the place of the government and sue operators for alleged violations of environmental law. See Risk Factors under Item 1A of this Form 10-K for further discussion on hydraulic fracturing; ozone standards; induced seismicity regulatory developments; climate change, including methane or other GHG emissions; and other regulations relating to environmental protection. The ultimate financial impact arising from environmental laws and regulations is neither clearly known nor determinable as existing standards are subject to change and new standards continue to evolve.
Many states where the Company operates also have, or are developing, similar environmental and occupational health and safety laws and regulations governing many of these same types of activities. In addition, many foreign countries where the Company is conducting business also have, or may be developing, regulatory initiatives or analogous controls that regulate Anadarko’s environmental-related activities. While the legal requirements imposed under state or foreign law may be similar in form to U.S. laws and regulations, in some cases the actual implementation of these requirements may impose additional, or more stringent, conditions or controls that can significantly alter or delay the permitting, development, or expansion of a project or substantially increase the cost of doing business. In addition, environmental and occupational health and safety laws and regulations, including new or amended legal requirements that may arise in the future to address potential environmental concerns such as air and water impacts, are expected to continue to have a considerable impact on the Company’s operations.
The Company has incurred and will continue to incur operating and capital expenditures, some of which may be material, to comply with environmental and occupational health and safety laws and regulations. Historically, the Company’s environmental compliance costs have not had a material adverse effect on its results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on the Company’s business and operation results. Although the Company is not fully insured against all environmental and occupational health and safety risks, and the Company’s insurance does not cover any penalties or fines that may be issued by a governmental authority, it maintains insurance coverage that it believes is sufficient based on the Company’s assessment of insurable risks and consistent with insurance coverage held by other similarly situated industry participants. Nevertheless, it is possible that other developments, such as stricter and more comprehensive environmental and occupational health and safety laws and regulations as well as claims for damages to property or persons or imposition of penalties resulting from the Company’s operations, could have a material adverse effect on Anadarko and its results of operations.

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
Anadarko has in place and maintains Oil Spill-Response Plans (Plans) for the Company’s Gulf of Mexico operations. The Plans set forth procedures for rapid and effective responses to spill events that may occur as a result of Anadarko’s operations. The Plans are reviewed by the Company at least annually and updated as necessary. Drills are conducted by the Company at least annually to test the effectiveness of the Plans and includes the participation of spill-response contractors and other third parties. The Plans and any revisions to the Plans must be approved by the BSEE.
As part of the Company’s oil spill-response preparedness, and as set forth in the Plans, Anadarko maintains membership in Clean Gulf Associates (CGA) and has an employee representative on the executive committee of CGA. CGA was created to provide a means of effectively staging response equipment and to provide effective spill-response capability for its member companies operating in the Gulf of Mexico. Anadarko is also a member of the Marine Preservation Association, which provides full access to the Marine Spill Response Corporation (MSRC) cooperative. In the event of a spill, MSRC stands ready to mobilize all of its equipment and materials. MSRC has a fleet of dedicated Responder Class Oil Spill Response Vessels (OSRVs), designed and built to recover spilled oil.
The Company has also entered into a contractual commitment to access subsea intervention, containment, capture, and shut-in capacity for deepwater exploration wells. Marine Well Containment Company (MWCC) is open to oil and gas operators in the U.S. Gulf of Mexico and provides members access to oil spill-response equipment and services on a per-well fee basis. Anadarko has an employee representative on the executive committee of MWCC. MWCC members have access to a containment system that is planned for use in deepwater depths of up to 10,000 feet, with containment capacity of 100 MBbls/d of liquids and flare capability for 200 MMcf/d of natural gas.
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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age at January 31, 2018	Position
R. A. Walker	60	Chairman, President and Chief Executive Officer
Robert G. Gwin	54	Executive Vice President, Finance and Chief Financial Officer
Daniel E. Brown	42	Executive Vice President, U.S. Onshore Operations
Mitchell W. Ingram	55	Executive Vice President, International & Deepwater Operations and Project Management
Ernest A. Leyendecker	57	Executive Vice President, Exploration
Robert K. Reeves	60	Executive Vice President, Law and Chief Administrative Officer
Christopher O. Champion	48	Senior Vice President, Chief Accounting Officer and Controller

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

Mr. Brown was named Executive Vice President, U.S. Onshore Operations in October 2017. Prior to this position, he served as Executive Vice President, International and Deepwater Operations since May 2017; Senior Vice President, International and Deepwater Operations since August 2016; Vice President, Operations (Southern and Appalachia) since August 2013; and Vice President, Corporate Planning since May 2013. Mr. Brown joined Anadarko upon the acquisition of Kerr-McGee Corporation in August 2006. He has held positions of increasing responsibility with Anadarko and Kerr-McGee Corporation, where he began his career, including General Manager of the Maverick basin and the Company’s Freestone/Chalk area, Business Advisor for Planning and Reserves Administration in the Gulf of Mexico, and in engineering positions in both the U.S. onshore and the Gulf of Mexico. Mr. Brown has served as a director of WGH and WGEH since November 2017.
Mr. Ingram was named Executive Vice President, International & Deepwater Operations and Project Management in October 2017. He joined the Company as Executive Vice President, Global LNG in November 2015. Prior to joining Anadarko, Mr. Ingram was with BG Group since 2006, where he served as a member of the Executive Committee in the role of Executive Vice President—Technical since March 2015. Previously, he held positions of increasing responsibility with the company’s LNG project in Queensland, Australia, where he served as Managing Director of QGC, a BG Group business, since April 2014; as Deputy Managing Director since September 2013; and as Project Director of the Queensland Curtis LNG project since May 2012. From 2006 to May 2012, Mr. Ingram was Asset General Manager of BG Group’s Karachaganak interest in Kazakhstan. He joined BG Group after 20 years with Occidental Oil & Gas, where he held several U.K. and international leadership positions in project management, development, and operations.
Mr. Leyendecker was named Executive Vice President, Exploration in October 2017. Prior to this position, he served as Executive Vice President, International and Deepwater Exploration since August 2016; Senior Vice President, International Exploration since April 2015; and Senior Vice President, Gulf of Mexico Exploration since February 2014. Prior to that, he served as Vice President, Gulf of Mexico Exploration since May 2011 and as Vice President of Corporate Planning and Gulf of Mexico Exploration since October 2010. Mr. Leyendecker joined Anadarko upon the acquisition of Kerr-McGee Corporation in August 2006. He has held positions of increasing responsibility with Anadarko and Kerr-McGee Corporation, including Exploration Manager for the Gulf of Mexico and General Manager for Worldwide Exploration, Engineering and Planning. Mr. Leyendecker began his career with Marathon Oil Company prior to pursuing a leadership role with Enterprise Oil Gulf of Mexico, which was acquired by Shell Oil in 2002.
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
Mr. Champion was named Senior Vice President, Chief Accounting Officer and Controller in February 2017. He joined the Company as Vice President, Chief Accounting Officer and Controller in June 2015. Prior to joining Anadarko, Mr. Champion was an Audit Partner with KPMG LLP since October 2003 and served as KPMG’s National Audit Leader for Oil and Natural Gas since 2008. He began his career at Arthur Andersen LLP in 1992 before joining KPMG LLP in 2002 as a senior audit manager.
Officers of Anadarko are elected each year at the first meeting of the Board following the annual meeting of stockholders, the next of which is expected to occur on May 15, 2018, and hold office until their successors are duly elected and qualified. There are no family relationships between any directors or executive officers of Anadarko.

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

These forward-looking statements involve risk and uncertainties. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the following risks and uncertainties:

•	the Company’s assumptions about energy markets

•	production and sales volume levels

•	levels of oil, natural-gas, and NGLs reserves

•	operating results

•	competitive conditions

•	technology

•	availability of capital resources, levels of capital expenditures, and other contractual obligations

•	supply and demand for, the price of, and the commercialization and transporting of oil, natural gas, NGLs, and other products or services

•	volatility in the commodity-futures market

•	weather

•	inflation

•	availability of goods and services, including unexpected changes in costs

•	drilling and other operational risks

•	processing volumes, pipeline throughput, and produced water disposal

•	general economic conditions, nationally, internationally, or in the jurisdictions in which the Company is, or in the future may be, doing business

•	the Company’s inability to timely obtain or maintain permits or other governmental approvals, including those necessary for drilling and/or development projects

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

•	civil or political unrest or acts of terrorism in a region or country

•	the creditworthiness and performance of the Company’s counterparties, including financial institutions, operating partners, and other parties

•	volatility in the securities, capital, or credit markets and related risks such as general credit, liquidity, and interest-rate risk

•	the Company’s ability to successfully monetize select assets, repay or refinance its debt, and the impact of changes in the Company’s credit ratings

•	the Company’s ability to successfully complete its share-repurchase program

•	uncertainties associated with acquired properties and businesses

•	disruptions in international oil and NGLs cargo shipping activities

•	physical, digital, cyber, internal, and external security breaches

•	supply and demand, technological, political, governmental, and commercial conditions associated with long-term development and production projects in domestic and international locations

•
the outcome of pending and future regulatory, legislative, or other proceedings or investigations, including the investigation by the NTSB related to the Company’s operations in Colorado, and continued or additional disruptions in operations that may occur as the Company complies with regulatory orders or other state or local changes in laws or regulations in Colorado

•	other factors discussed below and elsewhere in this Form 10-K, and in the Company’s other public filings, press releases, and discussions with Company management

RISK FACTORS

Our business and operations are subject to significant hazards and risks, such as the risks described below. Such risks may not be the only risks we face, as our business and operations may also be subject to risks that we do not yet know of, or that we currently believe are immaterial. Each of these risks could adversely affect our business, financial condition and results of operations, as well as adversely affect the value of an investment in our common stock. The following risk factors should be read in conjunction with the other information contained herein, including the consolidated financial statements and the related notes.

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

Prices for oil, natural gas, and NGLs can fluctuate widely. Our revenues, operating results, cash flows from operations, capital budget, and future growth rates are highly dependent on the prices we receive for our oil, natural gas, and NGLs. The markets for oil, natural gas, and NGLs have been volatile historically and may continue to be volatile in the future. Factors influencing the prices of oil, natural gas, and NGLs are beyond our control. These factors include, but are not limited to, the following:

•	the domestic and worldwide supply of, and demand for, oil, natural gas, and NGLs

•	volatility and trading patterns in the commodity-futures markets

•	the cost of exploring for, developing, producing, transporting, and marketing oil, natural gas, and NGLs

•	the level of global oil and natural-gas inventories

•	weather conditions

•	the level of U.S. exports of oil, LNG, or NGLs

•	the ability of the members of OPEC and other producing nations to agree to and maintain production levels

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

•
shareholder activism or activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development, and production of oil and natural gas

•	the proximity to, and capacity of, natural-gas pipelines and other transportation facilities

•	general economic conditions worldwide

The long-term effect of these and other factors on the prices of oil, natural gas, and NGLs is uncertain. Prolonged or substantial decline in these commodity prices may have the following effects on our business:

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

Our operations and properties are subject to numerous international, provincial, federal, regional, state, tribal, local, and foreign laws and regulations governing the release of pollutants or otherwise relating to environmental protection. These laws and regulations govern the following, among other things:

•	issuance of permits in connection with exploration, drilling, production, produced water disposal, and other midstream activities

•	drilling activities on certain lands lying within wilderness, wetlands, and other protected areas

•	types, quantities, and concentrations of emissions, discharges, and authorized releases

•	generation, management, and disposition of waste materials

•	offshore oil and natural-gas operations and decommissioning of abandoned facilities

•	reclamation and abandonment of wells and facility sites

•	remediation of contaminated sites

•	protection of endangered species

These laws and regulations may impose substantial liabilities for our failure to comply or for any contamination resulting from our operations, including the assessment of administrative, civil, and criminal penalties; the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the permitting, development, or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of our activities in a particular area. Moreover, changes in, or reinterpretations of, environmental laws and regulations governing areas where we operate may negatively impact our operations. Examples of recent proposed and final regulations or other regulatory initiatives include the following:

•
Ground-Level Ozone Standards. In October 2015, the EPA issued a rule under the Clean Air Act, lowering the National Ambient Air Quality Standard for ground-level ozone from 75 parts per billion to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. The EPA did not meet the October 1, 2017 deadline for designating non-attainment areas but, on November 6, 2017, issued final designations for areas in the United States that are in attainment with the 70 parts per billion standard, representing approximately 85% of the U.S. counties that became effective on January 18, 2018. For the remaining areas of the United States, the EPA has not yet prepared final designations, but is expected to do so in a separate future action in the first half of 2018. Reclassification of areas or imposition of more stringent standards may make it more difficult to construct new or modified facilities in new designated non-attainment areas. Also, states that are designated as non-attainment are expected to implement more stringent regulations, which could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs.

•
Reduction of Methane Emissions by the Oil and Gas Industry. In June 2016, the EPA published a final rule establishing new emissions standards for methane and additional standards for volatile organic compounds from certain new, modified, and reconstructed oil and natural-gas production and natural-gas processing and transmission facilities. The EPA’s rule is under the New Source Performance Standards, Subpart OOOOa, that requires certain new, modified, or reconstructed facilities in the oil and natural-gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards would expand previously issued New Source Performance Standards, Subpart OOOO, published by the EPA in 2012 by using certain equipment-specific emissions control practices with respect to, among other things, hydraulically fractured oil and natural-gas well completions, fugitive emissions from well sites and compressors, and pneumatic pumps. However, in June 2017, the EPA published a proposed rule to stay certain portions of the June 2016 standards for two years and re-evaluate the entirety of the 2016 standards but the EPA has not yet published a final rule and, as a result, the June 2016 standards remain in effect, but future implementation of the standards are uncertain at this time. Furthermore, in June 2017, the Bureau of Land Management (BLM) stayed a rule published in November 2016 imposing requirements to reduce methane emissions from venting, flaring, and leaking on public lands. On October 4, 2017, the U.S. District Court for the Northern District of California struck down the June 2017 stay. However, on December 8, 2017, the BLM published a final rule that will temporarily suspend certain requirements contained in the November 2016 final rule until January 17, 2019. The December 2017 compliance extension was challenged by non-governmental organizations and several states on December 19, 2017. Notwithstanding the current uncertainty, we have taken measures to enter into a voluntary regime, together with certain other oil and natural gas exploration and production operators, to reduce methane emissions. At the state level, some states are considering and others have issued requirements, including Colorado where we conduct operations, for the performance of leak-detection programs that identify and repair methane leaks at certain oil and natural-gas sources. Compliance with these rules or future methane regulations will, among other things, require installation of new emission controls on some of our equipment and increase our capital expenditures and operating costs.

•
Induced Seismic Activity Associated with Oilfield Disposal Wells. We dispose of wastewater generated from oil and natural-gas production operations directly or through the use of third parties. The legal requirements related to the disposal of wastewater in underground injections wells are subject to change based on concerns of the public or governmental authorities regarding such disposal activities. One such concern relates to recent seismic events near injection wells used for the disposal of produced water resulting from oil and natural-gas activities. In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Colorado developed and follows guidance when issuing underground injection control permits to limit the maximum injection pressure, rate, and volume of water. Oklahoma has issued rules for wastewater disposal wells that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults and also, from time to time, is developing and implementing plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. The Texas Railroad Commission has also adopted similar permitting, operating, and reporting rules for disposal wells. In addition, ongoing class action lawsuits, to which we are not currently a party, allege that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells by us or by commercial disposal well vendors whom we may use from time to time to dispose of wastewater, which could have a material adverse effect on our capital expenditures and operating costs, financial condition, and results of operations.

•
Reduction of Greenhouse Gas Emissions. The U.S. Congress and the EPA, in addition to some state and regional authorities, have in recent years considered legislation or regulations to reduce emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. In the absence of federal GHG-limiting legislation, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, restrict emissions of GHGs under existing provisions of the Clean Air Act and may require the installation of “best available control technology” to limit emissions of GHGs from any new or significantly modified facilities that we may seek to construct in the future if they would otherwise emit large volumes of GHGs together with other criteria pollutants. Also, certain of our operations are subject to EPA rules requiring the monitoring and annual reporting of GHG emissions from specified onshore and offshore production sources. In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that prepared an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. Although this international agreement does not create any binding obligations for nations to limit their GHG emissions, it does include pledges to voluntarily limit or reduce future emissions. In August 2017, the U.S. State Department informed the United Nations of the intent of the United States to withdraw from the Paris Climate Agreement, which would result in an effective exit date of November 2020. Notwithstanding any withdrawal from this agreement, the implementation of substantial limitations on GHG emissions in areas where we conduct operations could adversely affect demand for the oil and natural gas we produce and lower the value of our reserves.

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

Laws and regulations regarding hydraulic fracturing or other oil and natural-gas operations could increase our costs of doing business, result in additional operating restrictions or delays, limit the areas in which we can operate, and adversely affect our production.

Hydraulic fracturing is an essential and common practice used to stimulate production of oil and natural gas from dense subsurface rock formations such as shales. We routinely apply hydraulic-fracturing techniques in many of our U.S. onshore oil and natural-gas drilling and completion programs. The process involves the injection of water, sand or alternative proppant, and chemical additives under pressure into a targeted subsurface formation to fracture the surrounding rock and stimulate production.
Hydraulic fracturing is typically regulated by state oil and natural-gas commissions and similar agencies. However, several federal agencies have also asserted regulatory authority over certain aspects of the process. For example, in June 2016, the EPA published a final rule prohibiting the discharge of return water recovered from shale natural-gas extraction operations to publicly owned wastewater treatment plants. Also, the BLM published a final rule in March 2015 that establishes new or more stringent standards for performing hydraulic fracturing on federal and Indian land. This rule was struck down by a Wyoming federal judge, but in June 2016, the decision was appealed by the BLM to the U.S. Circuit Court of Appeals for the Tenth Circuit. However, in July 2017, the BLM published a proposed rule to rescind the 2015 final rule. In September 2017, the Tenth Circuit Court issued a ruling to vacate the Wyoming trial court decision and dismiss the lawsuit challenging the 2015 rule in light of the BLM’s proposed rulemaking. The timing of a final rulemaking to rescind the 2015 rule is uncertain and, as a result of these developments, future implementation of the 2015 rule is uncertain at this time. Also, from time to time, legislation has been introduced, but not enacted, in the U.S. Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In the event that new federal restrictions on the hydraulic-fracturing process are adopted in areas where we operate, we may incur significant additional costs or permitting requirements to comply with such federal requirements, and could experience added delays or curtailment in the pursuit of exploration, development, or production activities.
In addition to asserting regulatory authority, a number of federal entities have reviewed various environmental issues associated with hydraulic fracturing. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances”.
Certain states in which we operate, including Colorado, Pennsylvania, Louisiana, Texas, and Wyoming, have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure, or other regulatory requirements on hydraulic-fracturing or other oil and natural-gas operations, including subsurface water disposal. For instance, in May 2017, the Colorado Oil & Gas Conservation Commission (COGCC) issued a two-phase Notice to Operators (NTO) requiring all operators to inventory and integrity test existing flowlines within 1,000 feet of a building unit and inspect and complete abandonment of all inactive flowlines regardless of distance to a building unit. Furthermore, in August 2017, following a three month review of oil and gas operations, the Governor of Colorado announced several policy initiatives designed to enhance public safety, which are to be implemented through rulemaking or legislation. As part of these policy initiatives, on February 13, 2017, the COGCC approved new regulations addressing the operation of flowlines and related infrastructure associated with oil and natural-gas development, including more stringent requirements relating to design, installation, maintenance, testing, tracking, and abandoning of flowlines.
States also could elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York. In addition to state laws, local land use restrictions, such as city ordinances, may restrict drilling in general and/or hydraulic fracturing in particular. For example, several cities in Colorado passed temporary or permanent moratoria on hydraulic fracturing within their respective city limits beginning in 2012 but, since that time, local district courts have struck down the ordinances for certain of those Colorado cities, which decisions were upheld by the Colorado Supreme Court in 2016. Notwithstanding attempts at the local level to prohibit hydraulic fracturing, the opportunity exists for cities to adopt local ordinances allowing hydraulic fracturing activities within their jurisdictions while regulating the time, place, and manner of those activities.

Additionally, certain interest groups in Colorado opposed to oil and natural-gas development generally, and hydraulic fracturing in particular, have from time to time advanced various options for ballot initiatives that, if approved, would allow revisions to the state constitution in a manner that would make such exploration and production activities in the state more difficult or expensive in the future. However, an amendment on the Colorado 2016 ballot was approved by voters, making it more difficult to place an initiative to amend the constitution on the state ballot by requiring signatures from 2% of registered voters from each of the state’s 35 Senate districts and approval by 55% of the voters. In the event that ballot initiatives, local or state restrictions, or prohibitions are adopted and result in more stringent limitations on the production and development of oil and natural gas in areas where we conduct operations, we may incur significant costs to comply with such requirements or may experience delays or curtailment in the permitting or pursuit of exploration, development, or production activities. In addition, we could possibly be limited or precluded in the drilling of wells or in the amounts that we are ultimately able to produce from our reserves. Such compliance costs and delays, curtailments, limitations, or prohibitions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

Our Tronox settlement may not be deductible for income tax purposes, and we may be required to repay the tax refund of $881 million received in 2016 related to the deduction of the Tronox settlement payment, which may have a material adverse effect on our results of operations, liquidity, and financial condition.

In April 2014, Anadarko and Kerr-McGee Corporation and certain of its subsidiaries (collectively, Kerr-McGee) entered into a settlement agreement for $5.15 billion, resolving all claims that were or could have been asserted in the Tronox Adversary Proceeding. After the settlement became effective in January 2015, we paid $5.2 billion and deducted this payment on our 2015 federal income tax return. Due to the deduction, we had a net operating loss carryback for 2015, which resulted in a tentative tax refund of $881 million in 2016. In our financial statements, we have recorded an uncertain tax position greater than the amount of the tentative tax refund received.
The IRS has audited our tax position regarding the deductibility of the payment and issued a draft notice of proposed adjustment denying our deduction in its entirety. We disagree and plan to defend our tax position. It is possible that we may not ultimately succeed in defending this deduction. We could be required to repay all or a portion of the tentative refund received, with interest, prior to determining the final outcome of our tax position either upon IRS request or litigation of the matter in District or Federal Claims Court. If the payment is ultimately determined not to be deductible, we would be required to repay the tentative refund received plus interest and reverse the net benefit of $346 million previously recognized in our consolidated financial statements, which could have a material adverse effect on our results of operations, liquidity, and financial condition. For additional information on income taxes, see Note 13—Income Taxes in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Our debt and other financial commitments may limit our financial and operating flexibility.

At December 31, 2017, our total debt of $15.7 billion consisted of $12.2 billion related to Anadarko and $3.5 billion related to WES and WGP. We also have various commitments for leases, drilling contracts, derivative contracts, firm transportation, and purchase obligations for services and products. Our financial commitments could have important consequences to our business, including, but not limited to, the following:

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
Additionally, the credit agreements governing the APC RCF and our 364-Day Facility contain a number of customary covenants, including a financial covenant requiring maintenance of a consolidated indebtedness to total capitalization ratio of no greater than 65% (excluding the effect of non-cash write-downs), and limitations on certain secured indebtedness, sale-and-leaseback transactions, and mergers and other fundamental changes. Our ability to meet such covenants may be affected by events beyond our control.

A downgrade in our credit rating could negatively impact our cost of and ability to access capital.

As of December 31, 2017, our long-term debt was rated “BBB” with a stable outlook by S&P and Fitch. Our long-term debt was rated “Ba1” with a stable outlook by Moody’s, which is below investment grade. As of the time of filing this Form 10-K, no additional changes in our credit rating have occurred and we are not aware of any current plans of S&P, Fitch, or Moody’s to revise their respective credit ratings on our long-term debt; however, we cannot be assured that our credit ratings will not be further downgraded. Any further downgrade in our credit ratings could negatively impact our cost of capital and could also adversely affect our ability to effectively execute aspects of our strategy or to raise debt in the public debt markets.
As a result of Moody’s below-investment-grade rating of our long-term debt in February 2016, we are more likely to be required to post collateral in the form of letters of credit or cash as financial assurance of our performance under certain contractual arrangements such as pipeline transportation contracts and oil and gas sales contracts. The amount of letters of credit or cash provided as assurance of our performance under these types of contractual arrangements with respect to credit-risk-related contingent features was $263 million at December 31, 2017, and $274 million at December 31, 2016. Additionally, certain of these arrangements contain financial-assurances language that may, under certain circumstances, permit our counterparties to request additional collateral.
Furthermore, as a result of Moody’s rating, the credit thresholds with certain derivative counterparties were reduced and in some cases eliminated, which required us to increase the amount of collateral posted with derivative counterparties when our net trading position is a liability in excess of the contractual threshold. We may be required to post additional collateral with respect to our derivative instruments if our credit ratings decline below current levels. For example, based on year-end derivative positions, if Anadarko’s credit rating were to be downgraded one level by either S&P or Moody’s, we would be required to post additional collateral of up to approximately $50 million. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed was $1.4 billion (net of $170 million of collateral) at December 31, 2017, and $1.4 billion (net of $117 million of collateral) at December 31, 2016. For additional information, see Note 10—Derivative Instruments in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
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

During the last few years, concerns over inflation, potential default on U.S. debt, energy costs, geopolitical issues, the availability and cost of credit, and uncertainties with regard to European sovereign debt, have contributed to increased economic uncertainty and diminished expectations for the global economy. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. Continued concerns could cause demand for petroleum products to diminish or stagnate, which could impact the price at which we can sell our oil, natural gas, and NGLs and impede the execution of long-term sales agreements or prices thereunder, which are the basis for future LNG production; affect the ability of our vendors, suppliers, and customers to continue operations; and ultimately adversely impact our results of operations, liquidity, and financial condition.

We are vulnerable to risks associated with our offshore operations that could negatively impact our operations and financial results.

We conduct offshore operations in the Gulf of Mexico, Ghana, Mozambique, and other countries. Our operations and financial results could be significantly impacted by conditions in some of these areas and are also vulnerable to certain unique risks associated with operating offshore, including those relating to the following:

•	hurricanes and other adverse weather conditions

•	geological complexities and water depths associated with such operations

•	limited number of partners available to participate in projects

•	oilfield service costs and availability

•	compliance with environmental, safety, and other laws and regulations

•	terrorist attacks or piracy

•	remediation and other costs and regulatory changes resulting from oil spills or releases of hazardous materials

•	failure of equipment or facilities

•	response capabilities for personnel, equipment, or environmental incidents

In addition, we conduct some of our exploration in deep waters (greater than 1,000 feet) where operations, support services, and decommissioning activities are more difficult and costly than in shallower waters. The deep waters in the Gulf of Mexico, as well as international deepwater locations, lack the physical and oilfield service infrastructure present in shallower waters. As a result, deepwater operations may require significant time between a discovery and the time that we can market our production, thereby increasing the risk involved with these operations.

Additional domestic and international deepwater drilling laws, regulations, and other restrictions; delays in the processing and approval of drilling permits and exploration, development, oil spill-response, and decommissioning plans; and other related developments may have a material adverse effect on our business, financial condition, or results of operations.

In recent years, the Bureau of Ocean Energy Management (BOEM) and the BSEE, agencies of the U.S. Department of the Interior, have imposed more stringent permitting procedures and regulatory safety and performance requirements for new wells to be drilled in federal waters. For example, in 2016, BSEE finalized rule-making entitled “Oil and Sulfur Operations on the Outer Continental Shelf — Blowout Prevention Systems and Well Control,” which focuses on well blowout preventer systems and well control with respect to operations on the OCS. Compliance with these more stringent regulatory requirements and with existing environmental and oil spill regulations, together with any uncertainties or inconsistencies in decisions and rulings by governmental agencies, delays in the processing and approval of drilling permits or exploration, development, oil spill-response and decommissioning plans, and possible additional regulatory initiatives could result in difficult and more costly actions and adversely affect or delay new drilling and ongoing development efforts.
In addition, new regulatory initiatives may be adopted or enforced by the BOEM or the BSEE in the future that could result in additional costs, delays, restrictions, or obligations with respect to oil and natural-gas exploration and production operations conducted offshore. For example, in April 2016, the BOEM published a proposed rule that would update existing air-emissions requirements relating to offshore oil and natural-gas activity on federal OCS waters including in the Central Gulf of Mexico. In addition, in September 2016, the BOEM issued a Notice to Lessees and Operators that would bolster supplemental bonding procedures for the decommissioning of offshore wells, platforms, pipelines, and other facilities; however, since the BOEM’s issuance of the Notice to Lessees, the agency has delayed the implementation timeline for most of those facilities so that BOEM could further assess this financial assurance program, but this delay is expected to be temporary. These regulatory actions, or any new rules, regulations, or legal initiatives, could delay or disrupt our operations, increase the risk of expired leases due to the time required to develop new technology, result in increased supplemental bonding and costs, and limit activities in certain areas, or cause us to incur penalties, fines, or shut-in production at one or more of our facilities or result in the suspension or cancellation of leases. Moreover, under existing BOEM and BSEE rules relating to assignment of offshore leases and other legal interests on the OCS, assignors of such interests may be held jointly and severally liable for decommissioning of OCS facilities existing at the time the assignment was approved by the BOEM, in the event that the assignee is unable or unwilling to conduct required decommissioning. In the event that we, in the role of assignor, receive orders from the BSEE to decommission OCS facilities that one of our assignees of offshore facilities is unwilling or unable to perform, we could incur costs to perform those decommissioning obligations, which costs could be material.
In addition, our offshore development activities rely on subcontractors to perform certain offshore construction and installation activities. The Jones Act requires that vessels engaged in U.S. coastwise trade be built in the United States, registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S. citizens within the meaning of the Jones Act. Under existing U.S. Customs & Border Protection (CBP) rulings, the Jones Act is not applicable to foreign vessels conducting certain construction and pipeline installation activities on the OCS. Recently, the U.S. Marine Vessel Owners Association filed a lawsuit seeking to compel CBP to revoke a number of long-standing ruling letters relating to this exemption. The outcome of this litigation is uncertain. However, if the litigation is successful and the rulings are revoked, foreign flagged vessels could no longer perform certain operations for us in compliance with the Jones Act. The existing fleet of U.S. vessels are currently incapable of performing these construction and installation activities. As a result, certain of our development efforts could be delayed, disrupted or even suspended.
Also, if material spill events were to occur in the future, the United States or other countries where such an event were to occur could issue directives to temporarily cease drilling activities and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and gas exploration and development. We cannot predict with any certainty the full impact of any new laws, regulations, or legal initiatives on our drilling operations or on the cost or availability of insurance to cover the risks associated with such operations. The overall costs to implement and complete any such spill response activities or any decommissioning obligations could exceed estimated accruals, insurance limits, or supplemental bonding amounts, which could result in the incurrence of additional costs to complete.

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

We have operations outside the United States, including in Algeria, Ghana, Mozambique, Colombia, and other countries. As a result, we face political and economic risks and other uncertainties with respect to our international operations. These risks may include the following, among other things:

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

Outbreaks of civil and political unrest and acts of terrorism have occurred in countries in Europe, Africa, South America, and the Middle East, including countries close to or where we conduct operations. Continued or escalated civil and political unrest and acts of terrorism in the countries in which we operate could result in our curtailing operations. In the event that countries in which we operate experience civil or political unrest or acts of terrorism, especially in events where such unrest leads to an unseating of the established government, our operations in such countries could be materially impaired.
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

Exploration, development, and production activities carry inherent risk. These activities could result in liability exposure or the loss of production and revenues. In addition, we are not insured against all of the operating risks to which our business is exposed.

Our business is subject to all of the hazards and operating risks normally associated with the exploration for and production, gathering, processing, and transportation of oil and natural gas, including blowouts; cratering and fire; environmental hazards such as natural-gas leaks, oil spills, pipeline and vessel ruptures, and releases of chemicals or other hazardous substances, any of which could result in damage to, or destruction of, oil and natural-gas wells or formations, production facilities, and other property; pollution or other environmental damage; and injury to persons. Some of these risks or hazards could materially and adversely affect our revenues and expenses by reducing or shutting in production from wells, resulting in loss of equipment or otherwise negatively impacting the projected economic performance of our projects. Any of these risks or hazards can result in injuries and/or deaths of employees, supplier personnel or other individuals, loss of hydrocarbons, environmental pollution and other damage to our properties or the properties of others, regulatory investigations, litigation, fines, and penalties or restricted access to our properties.
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

Our commodity-price risk-management and trading activities may prevent us from fully benefiting from price increases and may expose us to regulatory and other risks.

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

We are required to observe the market-related regulations enforced by the Commodity Futures Trading Commission and other agencies with regard to our commodity-price risk-management activities, which hold substantial enforcement authority. Failures to comply with such regulations, as interpreted and enforced, could materially and adversely affect our results of operations and financial condition.

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

We are involved in several large development projects and the completion of those projects may be delayed beyond our anticipated completion dates. Key factors that may affect the timing and outcome of such projects include the following:

•	project approvals and funding by joint-venture partners

•	timely issuance of permits and licenses by governmental agencies or legislative and other governmental approvals

•	weather conditions

•	availability of qualified personnel

•	civil and political environment of, and existing infrastructure in, the country or region in which the project is located

•	manufacturing and delivery schedules of critical equipment

•	commercial arrangements for pipelines, tankers, and related equipment to transport and market hydrocarbons

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

Certain of our future drilling activities may not be successful and, if unsuccessful, could result in a material adverse effect on our future results of operations and financial condition. While all drilling, whether developmental or exploratory, involves these risks, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons. Because a portion of our capital budget is devoted to higher-risk exploratory projects, it is likely that we will continue to experience significant exploration and dry hole expenses.

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

Our ability to sell and deliver our oil, natural-gas, and NGLs production could be materially harmed if adequate gathering, processing, compression, transportation, and disposal facilities and equipment are unavailable.

The marketability of our production depends in part on the availability, proximity, and capacity of gathering, processing, compression, transportation, tankers, pipeline, and produced water facilities. These facilities may be temporarily unavailable to us due to market conditions, regulatory reasons, mechanical reasons or other factors or conditions. If any pipelines or tankers become unavailable, we would, to the extent possible, be required to find a suitable alternative to transport the oil, natural gas, and NGLs, which could increase our costs and/or reduce the revenues we might obtain from the sale of the oil and natural-gas. In addition, in certain newer plays, the capacity of gathering, processing, compression, transportation, and disposal facilities and equipment may not be sufficient to accommodate potential production from existing and new wells. Construction and permitting delays, permitting costs and regulatory or other constraints could limit or delay the construction, manufacture or other acquisition of new gathering, processing, compression, transportation, and disposal facilities and equipment, and we may experience delays or increased costs in accessing the pipelines, gathering systems or rail systems necessary to transport our production to points of sale or delivery or disposing of produced water.
Any significant change in market or other conditions affecting gathering, processing, compression, transportation, or disposal facilities and equipment or the availability of these facilities, including due to our failure or inability to obtain access to these facilities and equipment on terms acceptable to us or at all, could materially and adversely affect our business and, in turn, our financial condition and results of operations.

Our results of operations could be adversely affected by goodwill impairments.

As a result of mergers and acquisitions, we had approximately $4.8 billion of goodwill on our Consolidated Balance Sheet at December 31, 2017. Goodwill must be tested at least annually for impairment, and more frequently when circumstances indicate likely impairment. Goodwill is considered impaired to the extent that its carrying amount exceeds its implied fair value. Various factors could reduce the fair value of a reporting unit such as our inability to replace the value of our depleting asset base, difficulty or potential delays in obtaining drilling permits, or other adverse events such as lower oil and natural-gas prices, which could lead to an impairment of goodwill. An impairment of goodwill could have a substantial negative effect on our reported earnings.

Risks related to acquisitions may adversely affect our business, financial condition, and results of operations.

Any acquisition, including the GOM Acquisition, involves potential risks, including, among other things:

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

Our business could be negatively affected by security threats, including cyber threats, and other disruptions.

As an oil and gas producer, we face various security threats, including cyber threats such as attempts to gain unauthorized access to, or control of, sensitive information or to render data or systems corrupted or unusable; threats to the security of our facilities and infrastructure or those of third parties such as processing plants and pipelines; and threats from terrorist acts. Our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities, and infrastructure may result in increased costs. We continuously work to install new, and upgrade existing, information technology systems and provide employee awareness training on phishing, malware, and other cyber risks to help ensure that we are protected, to the extent possible, against cyber risks and security breaches. We also perform periodic drills for responding to cyber incidences. There can be no assurance that such safeguards, procedures, and controls will be sufficient to prevent security breaches from occurring. Cyber attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to, or control of our data, systems, or facilities, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information, and corruption of data or systems, which could have an adverse effect on our reputation, financial condition, results of operations, or cash flows.
While we have experienced cyber attacks, we have not suffered any material losses relating to such attacks; however, there is no assurance that we will not suffer such losses in the future. In addition, as cyber threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate or remediate any cyber vulnerabilities.

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

We can provide no assurance that we will continue to pay dividends at the current rate or at all. As of February 2018, our quarterly dividend was $0.25 per share. The amount of cash dividends, if any, to be paid in the future is determined by our Board of Directors based on our financial condition, results of operations, cash flows, levels of capital and exploration expenditures, future business prospects, expected liquidity needs, and other matters that our Board of Directors deems relevant.

Difficulty attracting and retaining experienced technical personnel could reduce our competitiveness and prospects for future success.

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
In December 2017, the Company entered into a consent agreement and final order with the EPA with respect to alleged violations of the U.S. Resource Conservation and Recovery Act at certain facilities associated with the Gulf of Mexico and agreed to pay a penalty of approximately $1.4 million. There were no allegations that waste was improperly disposed of or released into the environment.
Delaware Basin Midstream, LLC, a subsidiary of the Company, is currently in negotiations with the EPA with respect to alleged noncompliance with certain Risk Management Plan regulations under the Clean Air Act at its Ramsey Gas Plant. Although management cannot predict the outcome of settlement discussions, it is likely a resolution of this matter will result in a fine or penalty in excess of $100,000.
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

MARKET INFORMATION, HOLDERS, AND DIVIDENDS

At January 31, 2018, there were approximately 9,680 holders of record of Anadarko common stock. The common stock of Anadarko is traded on the New York Stock Exchange. The following shows information regarding the market price of, and dividends declared and paid on, the Company’s common stock by quarter for 2017 and 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Market Price
High	$72.32	$64.15	$50.16	$54.45
Low	$59.34	$43.45	$39.96	$46.75
Dividends	$0.05	$0.05	$0.05	$0.05
2016
Market Price
High	$50.39	$57.00	$63.84	$73.33
Low	$28.16	$43.52	$50.23	$58.59
Dividends	$0.05	$0.05	$0.05	$0.05

The amount of future common stock dividends will depend on the Company’s earnings, financial condition, capital requirements, the effect a dividend payment would have on the Company’s compliance with relevant financial covenants, and other factors and will be determined by the Board of Directors on a quarterly basis. In February 2018, the Company announced an increase in the quarterly dividend to $0.25 per share of common stock. For additional information, see Liquidity and Capital Resources—Financing Activities—Common Stock Dividends and Distributions to Noncontrolling Interest Owners under Item 7 of this Form 10-K.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following sets forth information with respect to the equity compensation plans available to directors, officers, and employees of the Company at December 31, 2017:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	6,567,944	$71.44	27,094,327
Equity compensation plans not approved by security holders	—	—	—
Total	6,567,944	$71.44	27,094,327

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PERSONS

The following sets forth information with respect to repurchases made by the Company of its shares of common stock during the fourth quarter of 2017:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
October 1-31, 2017 (3)	15,698,241	$48.13	15,679,096	$1,745,327,838
November 1-30, 2017	44,950	$51.09	—	$1,745,327,838
December 1-31, 2017 (3)	6,239,532	$48.84	6,236,398	$1,440,745,052
Total	21,982,723	$48.34	21,915,494
 _______________________________________________________________________________

(1)
During the fourth quarter of 2017, (i) 21.9 million shares were purchased under the $3.0 Billion Share-Repurchase Program and (ii) 67 thousand shares were purchased related to stock received by the Company for the payment of withholding taxes due on employee share issuances under share-based compensation plans. For additional information, see Note 22—Share-Based Compensation in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(2)
At December 31, 2017, the Company had repurchased, through open-market and private transactions, approximately $1.1 billion of common stock under its share-repurchase program in place at year end, which was expanded by $500 million in February 2018 under the $3.0 Billion Share-Repurchase Program. In February 2018, the Company completed the repurchase of an additional 8.5 million shares as part of an ASR Agreement. For additional information, see Note 20—Stockholders’ Equity in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(3)
In October 2017, the Company entered into an ASR Agreement to complete $1.0 billion of the $3.0 Billion Share-Repurchase Program and received an initial delivery of 15.7 million shares. The transaction was completed in December 2017, at which time the Company received an additional 5.1 million shares to settle the agreement. The settlement price was determined by the volume-weighted average price of the shares during the term less a negotiated settlement price adjustment. During the fourth quarter of 2017, the Company repurchased an additional 1.1 million shares for $59 million through open-market purchases. For additional information, see Note 20—Stockholders’ Equity in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

PERFORMANCE GRAPH

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall the information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

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

Comparison of 5-Year Cumulative Total Return Among
Anadarko Petroleum Corporation, the S&P 500 Index, and a Peer Group

Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.

An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company’s common stock, in the S&P 500 Index, and in the peer group on December 31, 2012, and its relative performance is tracked through December 31, 2017.

Fiscal Year Ended December 31	2012	2013	2014	2015	2016	2017
Anadarko Petroleum Corporation	$100.00	$107.39	$112.91	$67.53	$97.28	$75.14
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Peer Group	100.00	126.49	116.48	88.51	115.49	119.42

Item 6.  Selected Financial Data

	Summary Financial Information (1)
millions except per-share amounts	2017	2016	2015	2014	2013
Sales Revenues	$10,969	$8,447	$9,486	$16,375	$14,867
Gains (Losses) on Divestitures and Other, net	939	(578)	(788)	2,095	(286)
Total Revenues and Other	11,908	7,869	8,698	18,470	14,581
Operating Income (Loss)	(672)	(2,599)	(8,809)	5,403	3,333
Tronox-related Contingent Loss	—	—	5	4,360	850
Net Income (Loss) (2)	(211)	(2,808)	(6,812)	(1,563)	941
Net Income (Loss) Attributable to Common Stockholders	(456)	(3,071)	(6,692)	(1,750)	801
Per Common Share (amounts attributable to common stockholders)
Net Income (Loss)—Basic	$(0.85)	$(5.90)	$(13.18)	$(3.47)	$1.58
Net Income (Loss)—Diluted	$(0.85)	$(5.90)	$(13.18)	$(3.47)	$1.58
Dividends	$0.20	$0.20	$1.08	$0.99	$0.54
Average Number of Common Shares Outstanding—Basic	548	522	508	506	502
Average Number of Common Shares Outstanding—Diluted	548	522	508	506	505
Cash Provided by (Used in) Operating Activities (3)	4,009	3,000	(1,877)	8,466	8,888
Capital Expenditures	$5,300	$3,314	$5,888	$9,256	$8,523
Short-term Debt - Anadarko (4)	$142	$42	$32	$—	$500
Long-term Debt - Anadarko (4)	12,054	12,162	12,945	12,595	11,576
Long-term Debt - WES and WGP	3,493	3,119	2,691	2,409	1,408
Total Debt	$15,689	$15,323	$15,668	$15,004	$13,484
Total Stockholders’ Equity	10,696	12,212	12,819	19,725	21,857
Total Assets	$42,086	$45,564	$46,331	$60,879	$55,340
Annual Sales Volumes
Oil (MMBbls)	129	116	116	106	91
Natural Gas (Bcf)	478	766	852	945	968
Natural Gas Liquids (MMBbls)	36	46	47	44	33
Total (MMBOE) (5)	245	290	305	308	285
Average Daily Sales Volumes
Oil (MBbls/d)	355	316	317	292	248
Natural Gas (MMcf/d)	1,309	2,093	2,334	2,589	2,652
Natural Gas Liquids (MBbls/d)	99	128	130	119	91
Total (MBOE/d)	672	793	836	843	781
Proved Reserves
Oil Reserves (MMBbls)	658	702	713	929	851
Natural-gas Reserves (Tcf)	3.2	4.4	6.0	8.7	9.2
Natural-gas Liquids Reserves (MMBbls)	243	283	340	479	407
Total Proved Reserves (MMBOE)	1,439	1,722	2,057	2,858	2,792
Number of Employees	4,400	4,500	5,800	6,100	5,700
__________________________________________________________________

(1)	Consolidated for Anadarko and its subsidiaries. Certain amounts for prior years have been reclassified to conform to the current presentation.

(2)	Includes one-time deferred tax benefit of $1.2 billion in 2017 related to Tax Reform Legislation.

(3)	Includes Tronox settlement payment of $5.2 billion in 2015.

(4)	Excludes WES and WGP.

(5)	Natural gas is converted to equivalent barrels at the rate of 6,000 cubic feet of gas per barrel.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this Form 10-K in Item 8, and the information set forth in Risk Factors under Item 1A.

MANAGEMENT OVERVIEW

Anadarko’s strategy is to explore for, develop, and commercialize resources globally; ensure health, safety, and environmental excellence; focus on financial discipline, flexibility, and value creation; and demonstrate the Company’s core values in all its business activities. The Company’s revenues, operating results, cash flows from operations, capital spending, and future growth rates are highly dependent on commodity prices, which affect the value the Company receives from its sales of oil, natural gas, and NGLs.
Over the last several years, Anadarko has actively managed its portfolio to focus on higher-return, oil-levered opportunities, namely in the Delaware and DJ basins in the U.S. onshore and the deepwater Gulf of Mexico. Anadarko has divested non-core gas-focused assets while also completing the GOM Acquisition in late 2016, which doubled the Company’s production in the Gulf of Mexico and strengthened its infrastructure and tie-back inventory. As a result of this portfolio transformation, the Company’s overall sales-volume product mix increased to 53% oil in 2017, compared to 40% in 2016, which significantly improved margins and returns.

2018 Outlook  The Company’s 2018 capital program is designed to enhance shareholder value by delivering an attractive cash return on invested capital in a $50 oil (for both WTI and Brent) and $3 natural gas (Henry Hub) price environment while advancing the development of the Company’s core assets. If realized commodity prices are above investment assumptions, Anadarko plans to focus on returning value directly to the stockholders versus material increases to activity, capital expenditures, and greater production volume. The Company demonstrated this focus in February 2018, by announcing a 400% increase in the quarterly cash dividend to $0.25 per share, a $500 million expansion of its share-repurchase program, and its intent to reduce outstanding indebtedness by more than $1.0 billion by retiring 2018 and 2019 Anadarko debt maturities.
Anadarko currently estimates a 2018 initial capital spending range of $4.1 billion to $4.5 billion, excluding WES capital spending of approximately $1.0 billion to $1.1 billion. The Company has currently allocated approximately 86% of its 2018 capital spending budget to the U.S. onshore upstream and midstream and deepwater Gulf of Mexico; 8% to future value areas, which includes 5% to exploration and 3% to global LNG; 3% to international cash generation assets, such as oil projects in Algeria and Ghana; and 3% to corporate activities. The Company’s repositioned asset footprint and strong balance sheet are built to deliver through future commodity cycles.

•
Delaware Basin  Anadarko plans to allocate approximately $1.0 billion toward upstream and an additional $500 million toward Anadarko midstream investments. This program supports the continuation of the Company's efforts to build out one of the most expansive and integrated infrastructure positions in the region. The Company also is advancing its efforts to capture operatorship on 70% of its acreage position, primarily in Reeves and Loving counties. Additionally, Anadarko continues to progress the construction of three ROTFs to support its more cost-effective and environmentally beneficial tankless battery design field-wide, while also securing necessary gathering, processing, and takeaway capacity. This comprehensive build-out plan and phased development approach in the basin is expected to deliver incremental oil sales volumes during the second half of 2018, with total-year Delaware basin oil sales volumes expected to increase more than 50% relative to 2017. During 2018, the Company plans to average seven operated rigs and six completion crews.

•
DJ Basin  Anadarko expects to invest approximately $950 million on upstream activities and an additional $50 million toward Anadarko midstream investments. The Company has implemented a new completion design in the field, which has resulted in a 20% improvement in average well recovery. Anadarko expects to increase year-over-year oil sales volumes from the DJ basin by more than 30% and plans to average five operated rigs and three completions crews in the basin during the year.

•
Deepwater Gulf of Mexico  Anadarko expects to allocate approximately $1.0 billion toward its deepwater Gulf of Mexico operations. The majority of these investments are expected to be directed toward high-return oil development opportunities near operated infrastructure at Lucius, Horn Mountain, Marlin, Holstein, and Marco Polo. The Company plans to operate two floating drillships and one platform rig and spud approximately nine development wells in the Gulf of Mexico during the year.

•
International  Anadarko plans to allocate approximately $150 million toward its international cash-generating operations in Algeria and Ghana. These investments will support further drilling in the TEN development area, which is expected to commence in early 2018, as well as additional drilling operations in the Jubilee field following the Ghanaian government's recent approval of the full-field plan of development.

•
Exploration  The Company's exploration investments in 2018 are expected to total approximately $200 million. Exploration spending will primarily be focused on the Gulf of Mexico, where the Company plans to drill identified prospects near existing operated infrastructure with one floating drillship. The Company plans to allocate additional exploration investment to the U.S. onshore as it continues to identify future areas that could make a material and scalable addition to its portfolio.

•
LNG  The Company expects to invest approximately $150 million to advance the Mozambique LNG project toward FID. This includes funding Anadarko's portion of the costs associated with preparing the site of the future onshore LNG park.

The Company announced a $2.5 billion share-repurchase program in September 2017, which was expanded to $3.0 billion in February 2018. The program is authorized through the end of 2018. During the fourth quarter of 2017, the Company repurchased 21.9 million shares for approximately $1.1 billion (average price of $48.33 per share) under an ASR Agreement and through open-market purchases. In February 2018, Anadarko completed a repurchase of 8.5 million shares for $500 million (average price of $58.82 per share) under an additional ASR Agreement. The Company plans to execute the remainder of the $3.0 Billion Share-Repurchase Program by the end of 2018.
In the fourth quarter of 2017, in order to reduce commodity-price risk and increase the predictability of 2018 cash flows, the Company entered into strategic derivative positions covering approximately 50% of its anticipated oil sales volumes for 2018. The Company entered into two-way collars for 108 MBbls/d, consisting of a sold call at $60.48 and a purchased put at $50.00 as well as fixed price swaps for 84 MBbls/d at an average price of $61.45. In January 2018, the Company entered into additional fixed-price swaps consisting of 280 MMBtu/d at an average price of $3.02, increasing its coverage to slightly more than 50% of its anticipated 2018 natural-gas sales volumes. See Note 10—Derivative Instruments in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.
Subsequent to year end, the Company divested its nonoperated interest in Alaska for net proceeds of $383 million. The transaction is subject to regulatory approval.

2017 Overview  To effectively manage the influence of potential commodity-price volatility, Anadarko continued to optimize and further concentrate its portfolio on higher-return, oil-levered opportunities in areas where it possesses both scale and competitive advantages, namely the Delaware and DJ basins in the U.S. onshore and deepwater Gulf of Mexico. Much of the 2017 operational and investment focus was preparing the Delaware basin for development with increased operatorship and infrastructure to facilitate long-term growth and value.
On December 22, 2017, the Tax Reform Legislation was signed into law. The Company recognized a one-time deferred tax benefit of $1.2 billion, inclusive of a $236 million increase to the Company’s valuation allowance on its foreign tax credit carryforwards, due to the remeasurement of its U.S. deferred tax assets and liabilities based on the 21% corporate tax rate. The Company did not recognize U.S. income tax expense related to the deemed repatriation of its foreign income as required by the new legislation as any U.S. taxes will be offset with foreign tax credits. In a $60 WTI price environment, the Tax Reform Legislation is expected to reduce the Company’s 2018 cash taxes by approximately $200 million.
Following a home explosion in Firestone, Colorado in April 2017, the Company took precautionary measures to shut in all operated vertical wells in the DJ basin to conduct additional inspections. It subsequently tested and permanently plugged, abandoned, and capped all one-inch return lines associated with these wells. In May 2017, the Colorado Oil & Gas Conservation Commission issued a two-phase Notice to Operators (NTO) requiring all operators to inventory and integrity test existing flowlines within 1,000 feet of a building unit and abandon all inactive flowlines in such areas. During the third quarter, the Company substantially completed the requirements of the NTO. In August 2017, following a three-month review of oil and gas operations, the Governor of Colorado announced several policy initiatives designed to enhance public safety, which are to be implemented through rulemaking or legislation. The Company continues to work cooperatively with state regulators and others and is also cooperating with the NTSB in its investigation related to the accident.

Significant 2017 operating and financial activities include the following:
Total Company

•
The Company’s oil sales volumes averaged 355 MBbls/d, representing a 12% increase from 2016, primarily due to increased volumes from the Gulf of Mexico, partially offset by the divestiture of certain U.S. onshore assets in 2017 and 2016.

•	The Company’s overall sales-volume product mix increased to 53% oil in 2017, compared to 40% in 2016, which significantly improved margins and returns.
U.S. Onshore

•
Total sales volumes in the Delaware basin averaged 63 MBOE/d, representing a 41% increase from 2016, and oil sales volumes in the Delaware basin increased 13 MBbls/d, representing a 52% increase from 2016, primarily due to continued drilling and completion activities.

•	WES acquired a third party’s 50% nonoperated interest in the DBJV System in exchange for WES’s 33.75% interest in nonoperated Marcellus midstream assets and $155 million in cash.

•	The Company received net proceeds of approximately $4.0 billion from divestitures of certain U.S. onshore assets during 2017.
Gulf of Mexico

•
Oil sales volumes averaged 121 MBbls/d, representing an 85% increase from 2016, primarily due to the GOM Acquisition and continued tie-back activity at several facilities, partially offset by deferred production as a result of Hurricanes Harvey, Irma, and Nate and nonoperated field downtime during the second half of 2017.

International

•
The International Tribunal for the Law of the Sea issued a ruling in September 2017 regarding the delimitation of the maritime boundary between Ghana and Côte d’Ivoire in the Atlantic Ocean. The new maritime boundary as determined by the tribunal does not affect the TEN fields, and the operator now plans to resume development drilling in early 2018.

•
Interim spread mooring of the FPSO at the Jubilee field in Ghana commenced in the fourth quarter of 2016 and was completed during the first quarter of 2017. In early 2018, the operator will start the first of three shutdown periods that are expected to occur in 2018 to effectively stabilize the turret and rotate the FPSO to its permanent heading. In October, the partnership received Ghanaian Government approval for the full-field plan of development, with drilling operations expected to commence in 2018.

•
During the third quarter of 2017, the foundational legal and contractual framework was completed for the Company’s onshore LNG project in Mozambique. Anadarko commenced resettlement and site preparation activities, which will position the onshore area for construction of the LNG facilities.

•
Anadarko and its co-venturers in Offshore Area 1 in Mozambique reached agreement on the project’s first long-term sale and purchase agreement for 2.6 MTPA with Thailand’s national oil and gas company, subject to the approval of the Government of Thailand.

Financial

•	The Company generated $4.0 billion of cash flow from operations and ended 2017 with $4.6 billion of cash.

•	Prior to the end of 2017, the Company completed $1.1 billion of the share repurchases. In February 2018, the Company completed an additional $500 million of share repurchases.

•	The Company recognized a one-time deferred tax benefit of $1.2 billion as a result of the Tax Reform Legislation.

FINANCIAL RESULTS

millions except per-share amounts	2017	2016	2015
Oil, natural-gas, and NGLs sales	$8,969	$7,153	$8,260
Gathering, processing, and marketing sales	2,000	1,294	1,226
Gains (losses) on divestitures and other, net	939	(578)	(788)
Revenues and other	$11,908	$7,869	$8,698
Costs and expenses	12,580	10,468	17,507
Other (income) expense	1,016	1,230	880
Income tax expense (benefit)	(1,477)	(1,021)	(2,877)
Net income (loss) attributable to common stockholders	$(456)	$(3,071)	$(6,692)
Net income (loss) per common share attributable to common stockholders—diluted	$(0.85)	$(5.90)	$(13.18)
Average number of common shares outstanding—diluted	548	522	508

The following discussion pertains to Anadarko’s results of operations, financial condition, and changes in financial condition. Any increases or decreases “for the year ended December 31, 2017,” refer to the comparison of the year ended December 31, 2017, to the year ended December 31, 2016. Similarly, any increases or decreases “for the year ended December 31, 2016,” refer to the comparison of the year ended December 31, 2016, to the year ended December 31, 2015. The primary factors that affect the Company’s results of operations include commodity prices for oil, natural gas, and NGLs; sales volumes; the cost of finding and developing such reserves; and operating costs.

Revenues and Sales Volumes

millions	Oil	Natural Gas	NGLs	Total
2016 sales revenues	$4,668	$1,564	$921	$7,153
Changes associated with prices	1,334	373	358	2,065
Changes associated with sales volumes	550	(589)	(210)	(249)
2017 sales revenues	$6,552	$1,348	$1,069	$8,969
Increase/(decrease) vs. 2016	40%	(14)%	16%	25%

2015 sales revenues	$5,420	$2,007	$833	$8,260
Changes associated with prices	(745)	(241)	95	(891)
Changes associated with sales volumes	(7)	(202)	(7)	(216)
2016 sales revenues	$4,668	$1,564	$921	$7,153
Increase/(decrease) vs. 2015	(14)%	(22)%	11%	(13)%
For 2017, the above table illustrates the effect of increases in commodity prices and changes associated with sales volumes. Sales volume changes during 2017 included increases related to assets acquired in the Gulf of Mexico in December 2016 (primarily oil) and decreases associated with U.S. onshore asset divestitures (primarily natural gas). For 2016, decreases in commodity prices were the main driver for the decrease in revenues.

The following provides Anadarko’s sales volumes for the years ended December 31:

	2017	Inc (Dec) vs. 2016	2016	Inc (Dec) vs. 2015	2015
Barrels of Oil Equivalent
(MMBOE except percentages)
United States	211	(18)%	257	(5)%	272
International	34	3	33	(1)	33
Total barrels of oil equivalent	245	(16)	290	(5)	305

Barrels of Oil Equivalent per Day
(MBOE/d except percentages)
United States	579	(18)%	704	(5)%	745
International	93	4	89	(1)	91
Total barrels of oil equivalent per day	672	(15)	793	(5)	836

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

Oil Sales Revenues, Average Prices, and Volumes

	2017	Inc (Dec) vs. 2016	2016	Inc (Dec) vs. 2015	2015
Oil sales revenues (millions)	$6,552	40%	$4,668	(14)%	$5,420

United States
Sales volumes—MMBbls	97	14%	85	1%	85
MBbls/d	266	14	233	1	232
Price per barrel	$49.62	27	$39.06	(13)	$45.00

International
Sales volumes—MMBbls	32	6%	31	(2)%	31
MBbls/d	89	6	83	(2)	85
Price per barrel	$53.77	22	$43.93	(15)	$51.68

Total
Sales volumes—MMBbls	129	12%	116	—%	116
MBbls/d	355	12	316	—	317
Price per barrel	$50.66	26	$40.34	(14)	$46.79

The following summarizes primary drivers for the change in oil sales revenues:

millions	Change in Revenues	Due to Change in Prices	Due to Change in Volumes
2017 vs. 2016	$1,884	$1,334	$550
2016 vs. 2015	(752)	(745)	(7)

Oil Prices

The average oil price Anadarko received decreased from 2015 through late 2016, primarily due to continued high petroleum inventories globally and stronger supply growth from OPEC. Oil prices increased in late 2016 through 2017 primarily due to the expectation of decreasing global oversupply as a result of OPEC’s agreement to reduce production through the end of 2018.

Oil Sales Volumes

2017 vs. 2016   The Company’s oil sales volumes increased by 39 MBbls/d, primarily due to the following:
U.S. Onshore

•	Sales volumes for the Delaware basin increased by 13 MBbls/d, primarily due to continued drilling and completion activities in 2017.

•	Divestitures resulted in a decrease in sales volumes of 29 MBbls/d, primarily related to the sale of the Eagleford assets in the first half of 2017.
Gulf of Mexico

•
Sales volumes increased by 56 MBbls/d, primarily due to the GOM Acquisition in December 2016 and continued tie-back activity at several facilities, partially offset by deferred production as a result of Hurricanes Harvey, Irma, and Nate and nonoperated field downtime during the second half of 2017.

International

•
Sales volumes for Ghana increased by 9 MBbls/d, primarily due to a full year of liftings from the TEN development project, which came online late in the third quarter of 2016, and downtime in 2016 to address new production and offtake procedures resulting from issues associated with the Jubilee field FPSO turret bearing. Shuttle tankers are conducting offtakes until the facility is permanently moored.

2016 vs. 2015   The Company’s oil sales volumes remained relatively flat.
U.S. Onshore

•	Sales volumes for the Delaware basin increased by 8 MBbls/d, primarily due to continued field development.

•	Sales volumes for the DJ basin decreased by 6 MBbls/d, primarily due to reduced capital activity.

•	Sales volumes decreased by 7 MBbls/d, primarily due to the sale of EOR assets in the first half of 2015 and the East Chalk and Wamsutter assets in the first half of 2016.
Gulf of Mexico

•
Sales volumes increased by 12 MBbls/d, primarily due to new wells coming online at K2 Complex and Caesar/Tonga in the first half of 2016, an increased flow rate at Lucius, and the achievement of first oil at Heidelberg in January 2016.

International

•
Sales volumes for Ghana decreased by 7 MBbls/d, primarily due to downtime during 2016 to address new production and offtake procedures resulting from issues associated with the Jubilee field FPSO turret bearing. Shuttle tankers are conducting offtakes until the facility is permanently moored. The decrease in volumes at Jubilee were partially offset by TEN coming online late in the third quarter of 2016.

Natural-Gas Sales Revenues, Volumes, and Average Prices

	2017	Inc (Dec) vs. 2016	2016	Inc (Dec) vs. 2015	2015
Natural-gas sales revenues (millions)	$1,348	(14)%	$1,564	(22)%	$2,007

United States
Sales volumes—Bcf	478	(38)%	766	(10)%	852
MMcf/d	1,309	(37)	2,093	(10)	2,334
Price per Mcf	$2.82	38	$2.04	(14)	$2.36

The following summarizes primary drivers for the change in natural-gas sales revenues:

millions	Change in Revenues	Due to Change in Prices	Due to Change in Volumes
2017 vs. 2016	$(216)	$373	$(589)
2016 vs. 2015	(443)	(241)	(202)

Natural-Gas Prices

The average natural-gas price Anadarko received decreased from 2015 through late 2016, primarily due to high gas storage levels in 2016. The increase in storage levels was a result of strong production growth in 2015 coupled with lower weather-driven residential and commercial demand in late 2015 and early 2016. This decrease was slightly offset by an increase in exports to Mexico throughout 2015 and 2016. The price increased year-over-year from 2016 to 2017 primarily due to a reduction of natural-gas storage industry-wide resulting from production declines across the industry from mid-2016 through early 2017 and stable exports to Mexico throughout 2017.

Natural-Gas Sales Volumes

2017 vs. 2016   The Company’s natural-gas sales volumes decreased by 784 MMcf/d, primarily due to the sale of the Marcellus and Eagleford assets in the first half of 2017, the Carthage and Elm Grove assets in the second half of 2016, and the Wamsutter assets in the first half of 2016.

2016 vs. 2015  The Company’s natural-gas sales volumes decreased by 241 MMcf/d primarily due to the following:
U.S. Onshore

•	Sales volumes for the DJ basin increased by 98 MMcf/d, primarily due to improved performance.

•	Sales volumes for the Delaware basin increased by 18 MMcf/d, primarily due to continued field development.

•
Sales volumes decreased by 290 MMcf/d, primarily due to the sale of the Powder River Basin CBM assets and the Freestone assets in the second half of 2015, the Carthage assets in the second half of 2016, and the Wamsutter assets in the first half of 2016.

Gulf of Mexico

•	Sales volumes decreased by 61 MMcf/d, primarily as a result of the last producing well at Independence Hub going off line in December 2015.

Natural-Gas Liquids Sales Revenues, Volumes, and Average Prices

	2017	Inc (Dec) vs. 2016	2016	Inc (Dec) vs. 2015	2015
Natural-gas liquids sales revenues (millions)	$1,069	16%	$921	11%	$833

Total
Sales volumes—MMBbls (1)	36	(23)%	46	(1)%	47
MBbls/d (2)	99	(23)	128	(1)	130
Price per barrel	$29.54	50	$19.64	12	$17.61
 _______________________________________________________________________________

(1)	The percentage of NGLs sales volumes from the U.S. was 94% in 2017 and 96% in 2016 and 2015.

(2)	The percentage of daily NGLs sales volumes from the U.S. was 96% in 2017 and 95% in 2016 and 2015.

The following summarizes primary drivers for the change in NGLs sales revenues:

millions	Change in Revenues	Due to Change in Prices	Due to Change in Volumes
2017 vs. 2016	$148	$358	$(210)
2016 vs. 2015	88	95	(7)

NGLs Prices

The average NGLs price Anadarko received increased from 2015 to 2017, primarily due to increased ethane and propane prices stemming from higher exports and increased domestic demand.

NGLs Sales Volumes

2017 vs. 2016   The Company’s NGLs sales volumes decreased by 29 MBbls/d, primarily due to the sale of the Eagleford assets in the first half of 2017 and the Carthage assets in the second half of 2016.

2016 vs. 2015  The Company’s NGLs sales volumes were relatively flat.

Gathering, Processing, and Marketing

millions except percentages	2017	Inc (Dec) vs. 2016	2016	Inc (Dec) vs. 2015	2015
Gathering, processing, and marketing sales	$2,000	55%	$1,294	6%	$1,226
Gathering, processing, and marketing expense	1,560	44	1,087	3	1,054
Total gathering, processing, and marketing, net	$440	113	$207	20	$172

Gathering and processing sales include revenue from the sale of NGLs and remaining residue gas extracted from natural gas purchased from third parties and processed by Anadarko as well as fee revenue earned by providing gathering, processing, compression, and treating services to third parties. Gathering and processing expense includes the cost of third-party natural gas purchased and processed by Anadarko as well as other operating and transportation expenses related to the Company’s costs to perform gathering and processing activities. Beginning in 2018, gathering and processing sales and expenses are expected to be impacted by ASU 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for further information.
Marketing sales include the margin earned from purchasing and selling third-party oil and natural gas. Marketing expense includes transportation and other operating expenses related to the Company’s costs to perform marketing activities.

2017 vs. 2016  Gathering, processing, and marketing, net increased by $233 million. This increase primarily related to higher throughput volumes and prices at the DBM Complex due to increased processing capacity from the start-up of newly constructed facilities in May and October 2016 and previously existing facilities returning to service after the 2016 outage at the DBM Complex.

2016 vs. 2015  Gathering, processing, and marketing, net increased by $35 million. This increase primarily related to higher gas and NGLs throughput volumes at the DJ basin and DBM Complex.

Gains (Losses) on Divestitures and Other, net

millions except percentages	2017	Inc (Dec) vs. 2016	2016	Inc (Dec) vs. 2015	2015
Gains (losses) on divestitures, net	$674	189%	$(757)	26%	$(1,022)
Other	265	48	179	(24)	234
Total gains (losses) on divestitures and other, net	$939	NM	$(578)	27	$(788)

Gains (losses) on divestitures and other, net includes gains (losses) on divestitures and other operating revenues, including hard-minerals royalties, earnings from equity investments, and other revenues.
During the years presented, Anadarko divested of certain non-core U.S. onshore assets. See Note 3—Acquisitions, Divestitures, and Assets Held for Sale in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for additional information.

Costs and Expenses

The following provides Anadarko’s total costs and expenses for the years ended December 31:

millions	2017	2016	2015
Oil and gas operating	$1,000	$811	$1,014
Oil and gas transportation	914	1,002	1,117
Exploration	2,541	946	2,644
Gathering, processing, and marketing	1,560	1,087	1,054
G&A	1,075	1,440	1,176
DD&A	4,279	4,301	4,603
Production, property, and other taxes	582	536	553
Impairments	408	227	5,075
Other operating expense	221	118	271
Total	$12,580	$10,468	$17,507

Oil and Gas Operating and Transportation Expenses

	2017	Inc (Dec) vs. 2016	2016	Inc (Dec) vs. 2015	2015
Oil and gas operating (millions)	$1,000	23%	$811	(20)%	$1,014
Oil and gas operating—per BOE	4.08	46	2.79	(16)	3.32
Oil and gas transportation (millions)	914	(9)	1,002	(10)	1,117
Oil and gas transportation—per BOE	3.73	8	3.46	(5)	3.66

Oil and Gas Operating Expenses
2017 vs. 2016  Oil and gas operating expenses increased by $189 million primarily due to the following:

•	higher operating costs of $212 million primarily related to the GOM Acquisition

•	higher operating costs of $88 million related to increased activity in the DJ and Delaware basins and costs related to the Company’s response efforts in Colorado in 2017

•
lower nonoperating costs of $12 million in Ghana primarily related to FPSO maintenance costs in 2016, partially offset by higher costs in 2017 due to increased production from the TEN development, which came online late in the third quarter of 2016

•	lower expenses of $89 million as a result of U.S. onshore asset divestitures
The related costs per BOE increased by $1.29 primarily due to increased costs as a result of shifting to a higher-return, oil-levered portfolio that includes the Gulf of Mexico and Delaware basin, which operate at a higher cost compared to the lower-return, gas-levered divested assets.

2016 vs. 2015  Oil and gas operating expenses decreased by $203 million primarily due to the following:

•	lower workover costs of $28 million in the Gulf of Mexico and the U.S. onshore

•	lower surface maintenance costs of $16 million in the U.S. onshore and the Gulf of Mexico

•	lower expenses of $112 million as a result of divestitures

Oil and Gas Transportation Expenses
2017 vs. 2016  Oil and gas transportation expenses decreased by $88 million primarily due to 2017 and 2016 U.S. onshore divestitures, partially offset by increased oil and gas sales volumes in the Gulf of Mexico and increased rates at DJ basin. Oil and gas transportation expenses per BOE increased by $0.27 primarily due to increased oil and natural-gas transportation rates at DJ basin.

2016 vs. 2015  Oil and gas transportation expenses decreased by $115 million due to overall lower natural-gas sales volumes attributable to divestitures. Oil and gas transportation expenses per BOE decreased by $0.20 primarily due to lower costs as a result of lower natural-gas sales volumes.

Exploration Expense

millions	2017	2016	2015
Dry hole expense	$1,433	$397	$1,052
Impairments of unproved properties	788	216	1,215
Geological and geophysical, exploration overhead, and other expense	320	333	377
Total exploration expense	$2,541	$946	$2,644

Dry Hole Expense
2017

•
$437 million related to the Shenandoah project, $215 million related to the Phobos project, and $108 million related to the Warrior project in the Gulf of Mexico due to insufficient quantities of oil pay to justify development

•	$329 million related to all remaining wells in Côte d’Ivoire, where the Company relinquished its interest in its Cote d'Ivoire blocks

•	$243 million related to certain wells in the Grand Fuerte area in Colombia due to insufficient progress on contractual and fiscal reforms needed for deepwater natural-gas development

2016

•	$231 million related to certain wells in the Gulf of Mexico and $92 million related to certain wells in Mozambique

•	$39 million for a well in Côte d’Ivoire that finished drilling in the third quarter of 2016 and encountered noncommercial quantities of hydrocarbons

2015

•	$746 million primarily related to Brazil where the Company did not expect to have substantive exploration and development activities for the foreseeable future given the current oil-price environment

•	$306 million due to unsuccessful drilling activities in 2015 primarily in Colombia and the Gulf of Mexico

See Note 6—Suspended Exploratory Well Costs in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Impairments of Unproved Properties
2017

•
The Company recognized a $610 million impairment of unproved Gulf of Mexico properties, of which $463 million related to the Shenandoah project. The unproved property balance related to the Shenandoah project originated from the purchase price allocated to the Gulf of Mexico exploration projects from the acquisition of Kerr McGee Corporation in 2006. For additional details on the Shenandoah project, see Note 6—Suspended Exploratory Well Costs in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

•	The Company recognized $88 million of impairments of unproved international properties.

2016

•
The Company recognized a $72 million impairment of unproved properties in the Gulf of Mexico and $92 million for unproved international properties, primarily in Brazil and Tunisia, due to the Company’s current intentions to not pursue future exploration activities.

2015

•
The Company recognized a $935 million impairment of unproved Greater Natural Buttes properties and a $66 million impairment of an unproved Gulf of Mexico property as a result of lower commodity prices.

•	The Company recognized a $109 million impairment of unproved Utica properties resulting from an assignment of mineral interests in settlement of a legal matter.

G&A

millions except percentages	2017	Inc (Dec) vs. 2016	2016	Inc (Dec) vs. 2015	2015
G&A	$1,075	(25)%	$1,440	22%	$1,176

2017 vs. 2016  G&A decreased by $365 million for the year ended December 31, 2017. Excluding $389 million of charges recorded in 2016 associated with the workforce reduction program, G&A remained relatively flat. See Note 18—Restructuring Charges in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

2016 vs. 2015  G&A for the year ended December 31, 2016, included $389 million of charges associated with a workforce reduction program initiated in March 2016. Excluding the workforce reduction expenses, G&A decreased by $125 million primarily due to lower employee-related expenses resulting from the workforce reduction.

DD&A

millions except percentages	2017	Inc (Dec) vs. 2016	2016	Inc (Dec) vs. 2015	2015
DD&A	$4,279	(1)%	$4,301	(7)%	$4,603

2017 vs. 2016  DD&A expense decreased by $22 million, primarily due to the following:

•	$717 million related to lower 2017 sales volumes and asset property balances associated with U.S. onshore properties as a result of divestitures in 2016 and 2017
These decreases were offset by the following:

•	$457 million related to higher sales volumes in the Gulf of Mexico primarily due to the GOM Acquisition

•	$240 million related to international production DD&A primarily due to higher sales volumes from the Ghana TEN project, which came online late in the third quarter of 2016

2016 vs. 2015  DD&A expense decreased by $302 million, primarily due to the following:

•	lower carrying value for U.S. onshore and midstream properties as a result of 2015 asset impairments and divestitures in 2015 and 2016

•	lower 2016 sales volumes associated with U.S. onshore properties

Impairments

The Company recognized the following impairments for the years ended December 31:

millions	2017	2016	2015
Exploration and Production
U.S. onshore properties	$2	$28	$3,684
Gulf of Mexico properties	227	27	349
Cost-method investment	—	59	3
WES Midstream	176	16	515
Other Midstream	2	57	524
Other	1	40	—
Total impairments (1)	$408	$227	$5,075
__________________________________________________________________

(1)	In 2015, $3.0 billion of Exploration and Production impairments and $482 million of Other Midstream impairments related to Greater Natural Buttes.

See Note 5—Impairments in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for additional information on impairments and Risk Factors under Item 1A of this Form 10-K for further discussion on the risks associated with oil, natural-gas, and NGLs prices.

Other (Income) Expense

The following provides Anadarko’s other (income) expense for the years ended December 31:

millions	2017	2016	2015
Interest expense (1)	$932	$890	$825
Loss on early extinguishment of debt (2)	2	155	—
(Gains) losses on derivatives, net (3)	135	286	(99)
Other (income) expense, net	(53)	(101)	154
Total	$1,016	$1,230	$880
__________________________________________________________________

(1)
The increase in interest expense from 2016 to 2017 is primarily due to lower capitalized interest in 2017. See Note 12—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(2)	See Note 12—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for information on early extinguishment of debt.

(3)	See Note 10—Derivative Instruments in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Income Tax Expense (Benefit)

Total income taxes differed from the amounts computed by applying the U.S. federal statutory income tax rate to income (loss) before income taxes. The following summarizes the sources of these differences for the years ended December 31:

millions except percentages	2017	2016	2015
Income tax expense (benefit)	$(1,477)	$(1,021)	$(2,877)
Income (loss) before income taxes	$(1,688)	$(3,829)	$(9,689)
Effective tax rate	88%	27%	30%

In 2017, as a result of the Tax Reform Legislation, the Company recognized a one-time deferred tax benefit of $1.2 billion primarily due to the remeasurement of its U.S. deferred tax assets and liabilities, resulting in an 88% effective tax rate. Excluding this one-time benefit, the Company’s effective tax rate would have been 18%.
The Company’s effective tax rate is impacted each year by the relative pretax income earned by the Company’s operations in the U.S., Algeria, and the rest of the world. Additionally, the Company’s effective tax rate is typically impacted by state income taxes (net of federal benefit), non-deductible Algerian exceptional profits tax for Algerian income tax purposes, net changes in uncertain tax positions, and dispositions of non-deductible goodwill. Excluding the one-time benefit related to the Tax Reform Legislation in 2017, the Company’s effective tax rate decreased from 27% in 2016 to 18% in 2017, primarily due to the higher-taxed income earned in Algeria relative to the Company’s pretax losses in the U.S. and Ghana as well as the impact of international exploration pretax losses with no associated tax benefit. The Company’s effective tax rate decreased from 30% in 2015 to 27% in 2016 primarily due to the reversal of non-deductible goodwill due to asset divestitures in 2016.
The Company generated a net operating loss in 2016 and filed a carryback claim for a tax refund of $159 million, which was received in December 2017.
The Company received an $881 million tentative refund in 2016 related to its $5.2 billion Tronox settlement payment in 2015. The IRS has issued a draft notice of proposed adjustment denying the deductibility of the settlement payment. If the payment is ultimately determined to not be deductible, the Company would be required to repay the tentative refund previously received plus interest, and the Company would be required to reverse the net benefit of $346 million previously recognized in its financial statements.
For additional information on income taxes, see Note 13—Income Taxes in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

millions	2017	2016	2015
Net cash provided by (used in) operating activities	$4,009	$3,000	$(1,877)
Net cash provided by (used in) investing activities	(1,028)	(2,762)	(4,771)
Net cash provided by (used in) financing activities	(1,613)	2,008	220

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
During 2017, Anadarko received net proceeds of $4.0 billion from divestitures, primarily related to the sale of the Company’s Eagleford, Marcellus, Eaglebine, Utah CBM, and Moxa assets. As of December 31, 2017, Anadarko had $4.6 billion of cash plus $5.0 billion of borrowing capacity under its RCFs. In January 2018, the Company received net proceeds of $383 million from the divestiture of its nonoperated interest in Alaska. Anadarko believes that its current available cash and anticipated operating cash flows will be sufficient to fund the Company’s projected long-term operational and capital programs as well as to fund the increase in dividends to $0.25 per share, to repurchase the remaining shares under the $3.0 Billion Share-Repurchase Program by the end of 2018, and to retire Anadarko’s debt maturing in 2018 and 2019. In a $60 WTI price environment, the Tax Reform Legislation is expected to reduce the Company’s 2018 cash taxes by approximately $200 million. The Company continuously monitors its liquidity position and evaluates available funding alternatives in light of current and expected conditions.

Credit Rating  As of December 31, 2017, the Company’s long-term debt was rated investment grade (BBB) by both S&P and Fitch and below investment grade (Ba1) by Moody’s. As a result of Moody’s rating, Anadarko is more likely to be required to post collateral in the form of letters of credit or cash under certain contractual arrangements such as derivative instruments, pipeline transportation contracts, and oil and gas sales contracts. Collateral related to credit-risk-related contingent features for which a net liability position existed was $170 million at December 31, 2017, and $117 million at December 31, 2016. For more information on credit-risk considerations, see Note 10—Derivative Instruments in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K. The amount of letters of credit or cash provided as assurance of the Company’s performance under pipeline transportation contracts and oil and gas sales contracts with respect to credit-risk-related contingent features was $263 million at December 31, 2017, and $274 million at December 31, 2016.

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
Cash flows from operating activities for 2016 were impacted by several significant items, including the $159.5 million payment of the Clean Water Act (CWA) penalty, $247 million related to severance costs and retirement benefits paid in connection with the workforce reduction program, and the receipt of an $881 million tax refund related to the income tax benefit associated with the Company’s 2015 tax net operating loss carryback. Excluding these 2016 items, cash flows from operating activities for 2017 were $1.5 billion higher compared to 2016, primarily as a result of higher sales revenues due to the impact of higher commodity prices.
Cash flows from operating activities for 2015 were impacted by the $5.2 billion Tronox settlement payment. Excluding the Tronox settlement payment in 2015 and the significant 2016 items mentioned above, cash flows from operating activities for 2016 were $813 million lower compared to 2015, primarily as a result of lower sales revenues due to the impact of lower commodity prices.
See Note 13—Income Taxes in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for discussion related to the potential repayment of the 2016 tax refund.

Pension and Other Postretirement Contributions  Contributions to the pension and other postretirement plans were $276 million in 2017, $120 million in 2016, and $58 million in 2015. The Company expects to contribute $152 million in 2018 to its pension and other postretirement plans.

Investing Activities

Capital Expenditures  The following presents the Company’s capital expenditures:

millions	2017	2016	2015
Cash Flows from Investing Activities
Additions to properties and equipment (1)	$5,031	$3,505	$6,067
Adjustments for capital expenditures
Changes in capital accruals	275	(205)	(226)
Other	(6)	14	47
Total capital expenditures (2)	$5,300	$3,314	$5,888

Exploration and Production and other capital expenditures	$3,886	$2,764	$5,118
WES Midstream capital expenditures	956	491	525
Other Midstream capital expenditures	458	59	245
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

(2)	Capital expenditures exclude the FPSO capital lease asset; see Financing Activities—Capital Lease Obligations below.

2017 vs. 2016   The Company’s capital expenditures increased by $2.0 billion for the year ended December 31, 2017. Exploration and Production capital expenditures increased primarily due to higher development costs of $917 million driven by increased U.S. onshore drilling activity primarily in the DJ basin and operatorship capture in the Delaware basin as well as higher exploration costs of $363 million primarily driven by U.S. onshore acreage acquisitions and $172 million primarily due to exploration drilling in the Gulf of Mexico. These increases were partially offset by decreased development costs of $227 million driven by the TEN development project in Ghana, which achieved first oil in the third quarter of 2016. WES Midstream capital expenditures increased primarily due to $465 million related to the development of assets primarily in the Delaware and DJ basins. Other Midstream capital expenditures increased $399 million due to asset development primarily in the Delaware basin.

2016 vs. 2015   The Company’s capital expenditures decreased by $2.6 billion for the year ended December 31, 2016. Exploration and Production capital expenditures decreased primarily due to reduced development and exploration activity, resulting in decreased development costs of $2.1 billion primarily in the U.S. onshore and decreased exploration costs of $432 million primarily in the U.S. onshore, Colombia, and Mozambique. These decreases were partially offset by increased exploration costs of $251 million primarily due to exploration drilling in the Gulf of Mexico and Côte d’Ivoire. Other Midstream capital expenditures decreased by $186 million and WES Midstream capital expenditures decreased by $34 million primarily due to reduced development activity.

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

Divestitures  Anadarko received net proceeds from property divestitures of $4.0 billion in 2017, $2.4 billion in 2016, and $1.4 billion in 2015. See Note 3—Acquisitions, Divestitures, and Assets Held for Sale in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Financing Activities

millions except percentages	2017	2016
Anadarko	$12,196	$12,204
WES	3,465	3,091
WGP	28	28
Total debt	$15,689	$15,323
Total equity	13,790	15,497
Debt to total capitalization ratio	53.2%	49.7%

Debt Activity  The following summarizes the Company’s borrowing activity:

millions	2017	2016	2015	Description
Issuances	$—	$800	$—	4.850% Senior Notes due 2021 (1)
	—	1,100	—	5.550% Senior Notes due 2026 (1)
	—	1,100	—	6.600% Senior Notes due 2046 (1)
	—	500	—	WES 4.650% Senior Notes due 2026
	—	—	500	WES 3.950% Senior Notes due 2025
	—	—	101	TEUs - senior amortizing notes
	—	200	—	WES 5.450% Senior Notes due 2044
Borrowings	—	1,750	1,800	364-Day Facility
	—	—	1,500	$5.0 Billion Facility
	370	600	400	WES RCF
	—	28	—	WGP RCF
	—	—	250	Commercial paper notes, net (2)
Repayments	(6)	—	—	7.000% Debentures due 2027
	(3)	—	—	6.625% Debentures due 2028
	(1)	—	—	7.950% Debentures due 2029
	—	(1,750)	—	5.950% Senior Notes due 2016
	—	(2,000)	—	6.375% Senior Notes due 2017
	—	(1,750)	(1,800)	364-Day Facility
	—	—	(1,500)	$5.0 Billion Facility
	—	(900)	(610)	WES RCF
	—	(250)	—	Commercial paper notes, net
	(34)	(34)	(16)	TEUs - senior amortizing notes
__________________________________________________________________

(1)	Represent senior notes issued in March 2016.

(2)	Includes repayments of $(106) million related to commercial paper notes with maturities greater than 90 days.

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

Anadarko RCFs  At December 31, 2017, Anadarko had no outstanding borrowings under its $3.0 billion senior unsecured RCF (APC RCF) or its $2.0 billion 364-day senior unsecured RCF (364-Day Facility). In January 2018, the Company amended the APC RCF to extend the maturity date to January 2022 and amended the 364-Day Facility to extend the maturity date to January 2019.

WES and WGP RCFs  At December 31, 2017, WES had a $1.2 billion RCF that matures in February 2020 and is expandable to $1.5 billion. During 2017, WES borrowed $370 million under its RCF, which was used for general partnership purposes. At December 31, 2017, WES had $370 million outstanding borrowings under its RCF at an interest rate of 2.87%, had outstanding letters of credit of $5 million, and had available borrowing capacity of $825 million. In February 2018, the WES RCF was amended to extend the maturity date from February 2020 to February 2023 and expand the borrowing capacity to $1.5 billion.
During 2017, WGP had a $250 million RCF that matures in March 2019 and is expandable to $500 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions. At December 31, 2017, WGP had outstanding borrowings under its RCF of $28 million at an interest rate of 3.57% and had available borrowing capacity of $222 million. In February 2018, WGP voluntarily reduced the aggregate commitments of the lenders under the WGP RCF to $35 million.
For additional information on the Company’s RCFs, such as years of maturity, interest rates, and covenants, see Note 12—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10‑K.

Commercial Paper Program  The Company has a commercial paper program, which allows for a maximum of $3.0 billion of unsecured commercial paper notes and is supported by the APC RCF. As a result of Moody’s credit rating on Anadarko, the Company’s access to the commercial paper market has been eliminated. The Company repaid $250 million of commercial paper notes during the first quarter of 2016, and there were no outstanding borrowings under the commercial paper program at December 31, 2017. See Note 12—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for additional information.

Debt Maturities  At December 31, 2017, Anadarko’s scheduled debt maturities during 2018 consisted of $17 million of senior amortizing notes associated with the TEUs and $114 million of 7.05% Debentures due May 2018. In addition, WES has a scheduled debt maturity during 2018 of $350 million of 2.600% Senior Notes due August 2018. WES’s $350 million 2.600% Senior Notes due August 2018 were classified as long-term debt on the Company’s Consolidated Balance Sheet at December 31, 2017, as WES has the ability and intent to refinance these obligations using long-term debt. Anadarko’s Zero Coupons can be put to the Company in October of each year, in whole or in part, for the then-accreted value of the outstanding Zero Coupons. None of the Zero Coupons were put to the Company in October 2017. The Zero Coupons can next be put to the Company in October 2018, in whole or in part, for the then-accreted value of $930 million.
For additional information on the Company’s debt instruments and capital lease obligations, such as transactions during the period, years of maturity, and interest rates, see Note 12—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Capital Lease Obligations  Construction of the FPSO for the Company’s TEN field operations in Ghana commenced in 2013. The Company recognized an asset and related obligation during the construction period for its pro-rata share. Upon completion of the construction during the third quarter of 2016, the Company reported the asset and related obligation as a capital lease of $225 million for the Company’s share of the fair value of the FPSO based on the operator’s lease agreement. The Company made capital lease payments of $44 million in 2017. Anadarko’s scheduled payments for 2018 associated with capital lease obligations are $53 million. Principal payments related to capital lease obligations are reported in financing activities and interest payments related to capital lease obligations are reported in operating activities on the Company’s Consolidated Statement of Cash Flows. See Note 12—Debt and Interest Expense in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for additional information.

Equity Transactions  During the fourth quarter of 2017, the Company completed approximately $1.1 billion of the $3.0 Billion Share-Repurchase Program by repurchasing 21.9 million shares (average price of $48.33 per share) under an ASR Agreement and through open-market purchases. In February 2018, Anadarko completed a repurchase of 8.5 million shares for $500 million (average price of $58.82 per share) under an additional ASR Agreement. The Company expects to execute the remainder of the program by the end of 2018. For additional information, see Note 20—Stockholders’ Equity in the Notes to Consolidated Financial Statements under Item 8 of this Form 10‑K.
In September 2016, Anadarko completed a public offering of 40.5 million shares of its common stock for net proceeds of $2.16 billion. Net proceeds were primarily used to fund the GOM Acquisition, with the remainder used for general corporate purposes.
Anadarko sold 12.5 million of its WGP common units to the public for net proceeds of $476 million in 2016 and 2.3 million WGP common units to the public for net proceeds of $130 million in 2015. The proceeds for all periods were used for general corporate purposes. At December 31, 2017, Anadarko owned 179 million WGP common units, which represents an 81.6% interest in WGP.
During 2016, WES issued 22 million Series A Preferred units to private investors for net proceeds of $687 million. In July 2017, WES filed a registration statement with the SEC for the issuance of up to an aggregate of $500 million of WES common units under a continuous offering program that has not yet been initiated. Pursuant to WES’s registration statement filed with the SEC in August 2014 authorizing the issuance of up to an aggregate of $500 million of WES common units, WES issued approximately 874 thousand common units to the public and raised net proceeds of $57 million during 2015. The proceeds were used for general partnership purposes, including capital expenditures.
During the second quarter of 2015, Anadarko issued 9.2 million 7.50% TEUs at a stated amount of $50.00 per TEU and raised net proceeds of $445 million. Each TEU is comprised of a prepaid equity purchase contract for WGP common units, subject to Anadarko’s right to elect to issue and deliver shares of Anadarko’s common stock in lieu of WGP common units, and a senior amortizing note due in June 2018. See Note 11—Tangible Equity Units in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for additional information.

Derivative Instruments  Interest-rate swaps are used to fix or float interest rates on existing or anticipated indebtedness. The purpose of these instruments is to manage the Company’s existing or anticipated exposure to interest-rate changes. The fair value of the Company’s current interest-rate swap portfolio is subject to changes in interest rates. Net cash payments related to settlements and amendments of interest-rate swap agreements were $112 million in 2017 and $274 million in 2016. For information on derivative instruments, including cash flow treatment, see Note 10—Derivative Instruments in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Conveyance of Future Hard-Minerals Royalty Revenues  During the first quarter of 2016, the Company conveyed a limited-term nonparticipating royalty interest in certain of its coal and trona leases to a third party for $413 million, net of transaction costs. The Company made payments for royalties of $50 million in 2017 and $25 million in 2016. For additional information on the cash flow treatment, expected timing, and scheduled payments of the conveyed royalties, see Note 15—Conveyance of Future Hard-Minerals Royalty Revenues in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

Common Stock Dividends  Anadarko paid dividends to its common stockholders of $111 million in 2017, $105 million in 2016, and $553 million in 2015. In response to the commodity-price environment, the Company decreased the quarterly dividend from $0.27 per share to $0.05 per share in February 2016. In February 2018, the Company announced an increase in the quarterly dividend to $0.25 per share. Anadarko has paid a dividend to its common stockholders quarterly since becoming a public company in 1986.
The amount of future dividends paid to Anadarko common stockholders is determined by the Board on a quarterly basis and is based on the Company’s earnings, financial condition, capital requirements, the effect a dividend payment would have on the Company’s compliance with relevant financial covenants, and other factors deemed relevant by the Board.

Distributions to Noncontrolling Interest Owners  Distributions to noncontrolling interest owners primarily relate to the following:

millions	2017	2016	2015
WES distributions to unitholders (excluding Anadarko and WGP) (1)	$326	$258	$231
WES distributions to Series A Preferred unitholders (2)	22	31	—
WGP distributions to unitholders (excluding Anadarko) (3)	81	59	37
__________________________________________________________________

(1)
WES has made quarterly distributions to its unitholders since its IPO in the second quarter of 2008 and has increased its distribution from $0.30 per common unit for the third quarter of 2008 to $0.92 per common unit for the fourth quarter of 2017 (paid in February 2018).

(2)
WES made distributions of $0.68 per unit, prorated based on issuance date, to its Series A Preferred unitholders since the unit issuances in March and April 2016. As of June 30, 2017, all Series A Preferred units had converted into WES common units. See Note 23—Noncontrolling Interests in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(3)
WGP has made quarterly distributions to its unitholders since its IPO in December 2012 and has increased its distribution from $0.17875 per common unit for the first quarter of 2013 to $0.54875 per unit for the fourth quarter of 2017 (to be paid in February 2018).

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
The Company’s current insurance coverage includes (a) $400 million per occurrence from Oil Insurance Limited (OIL) for physical damage to Anadarko’s properties on a replacement cost basis, blowout/control of well, restoration and redrill, and sudden and accidental pollution; (b) $1.2 billion per occurrence from the commercial markets for the items described in item (a) above, which is in excess of the OIL coverage and which follows the form of OIL coverage with certain exceptions; (c) $500 million from the commercial markets, which scales to Anadarko’s working interest, for third-party liabilities, including sudden and accidental pollution and aviation liability; and (d) $275 million for aircraft liability (in addition to the third-party liability limits described in item (c) above). Anadarko does not carry significant coverage for loss of production income from any of the Company’s facilities or for any losses that result from the effects of a named windstorm.
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

Obligations

The following is a summary of the Company’s obligations at December 31, 2017:

		Obligations by Period
millions	Note Reference (1)	2018	2019-2020	2021-2022	2023 and Beyond	Total
Total debt
Principal—total borrowings (2)	Note 12	$481	$1,298	$1,970	$13,283	$17,032
Interest on borrowings	Note 12	826	1,597	1,431	8,631	12,485
Capital lease obligation and interest	Note 12	53	85	84	365	587
Investee entities’ debt and interest (3)	Note 8	82	183	191	2,073	2,529
Operating leases	Note 16	465	353	64	52	934
Oil and gas activities (4)	Note 16	408	280	101	127	916
Midstream and marketing activities	Note 16	859	1,757	1,260	1,310	5,186
AROs	Note 14	298	100	644	1,752	2,794
Derivative liabilities (5)	Note 10	344	486	397	183	1,410
Uncertain tax positions (6)	Note 13	21	53	72	1,171	1,317
Other (7)		37	192	58	84	371
Total (8)		$3,874	$6,384	$6,272	$29,031	$45,561
 _______________________________________________________________________________

(1)	For additional information, see the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(2)
Includes the fully accreted principal amount of the Zero Coupons of approximately $2.4 billion as coming due after 2022. While the Zero Coupons do not mature until 2036, the outstanding Zero Coupons can be put to the Company each October, in whole or in part, for the then-accreted value. The Company could be required to repurchase the outstanding Zero Coupons at $930 million in October 2018 (the next potential put date).

(3)
The obligations and related investments are presented net on the Company’s Consolidated Balance Sheets in other assets or other long-term liabilities-other. Future interest payments are estimated using the relevant forward LIBOR rate curve. The preferred return that Anadarko receives on its investment in these entities is not included.

(4)
Includes long-term drilling and work-related commitments of $916 million, comprised of approximately $815 million related to the United States and $101 million related to international locations. Amounts are undiscounted and do not include purchase commitments for jointly owned fields and facilities where the Company is not the operator.

(5)	Represents Anadarko’s gross derivative liability after taking into account the impacts of netting margin and collateral balances deposited with counterparties.

(6)	Timing of conclusion of the uncertain tax positions cannot be determined with certainty.

(7)	Includes environmental liabilities; for additional information, see Note 17—Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

(8)
Excludes litigation-related contingent liabilities, the Company’s pension and postretirement benefit obligations, or payments related to the conveyance of future hard-minerals royalty revenues. See Note 17—Contingencies, Note 19—Pension Plans, Other Postretirement Benefits, and Defined-Contribution Plans, and Note 15—Conveyance of Future Hard-Minerals Royalty Revenues in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

Proved Reserves

Methodology  Anadarko estimates its proved oil and gas reserves according to the definition of proved reserves provided by the SEC and the FASB. This definition includes oil, natural gas, and NGLs that geological and engineering data demonstrate with reasonable certainty to be economically producible in future periods from known reservoirs under existing economic conditions, operating methods, government regulations, etc. (at prices and costs as of the date the estimates are made). Prices include consideration of price changes provided only by contractual arrangements, and do not include adjustments based on expected future conditions. For reserves information, see Oil and Gas Properties and Activities—Proved Reserves under Items 1 and 2 of this Form 10-K and the Supplemental Information on Oil and Gas Exploration and Production Activities under Item 8 of this Form 10-K.

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
A material adverse change in the estimated volumes of proved reserves could have a negative impact on DD&A and could result in property or goodwill impairments. If the estimates of proved reserves used in the UOP calculations had been lower by 10% across all properties, DD&A in 2017 would have increased by approximately $405 million.

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

Impairments of Proved Oil and Natural-Gas Properties

Methodology  Proved oil and natural-gas properties are assessed for impairment when facts and circumstances indicate that net book values may not be recoverable. When impairment indicators are present, an undiscounted future net cash flow test is performed at the lowest level for which identifiable cash flows are independent of cash flows from other assets. If the sum of the undiscounted future net cash flows is less than the net book value of the property, the property’s fair value is estimated and an impairment loss is recognized for the excess, if any, of the property’s net book value over its estimated fair value.

Judgments and uncertainties  The primary assumptions used to estimate undiscounted future net cash flows include anticipated future production, commodity prices, and capital and operating costs. In most cases, the assumption that generates the most variability in undiscounted future net cash flows is future commodity prices. For impairment testing, the Company used the five-year forward strip prices for oil and natural gas, with prices subsequent to the fifth year held constant as the benchmark price in the undiscounted future net cash flows. Capital and operating costs were estimated assuming 1% escalation for the first five years and held constant thereafter.
Due to the volatility of crude oil, natural gas, and NGLs prices, these cash flow estimates are inherently imprecise. Unfavorable changes in any of the primary assumptions could result in a reduction in undiscounted future cash flows and could indicate property impairment. Uncertainties related to the primary assumptions could affect the timing of an impairment.

Impairments of Unproved Oil and Natural-Gas Properties

Methodology  Acquisition costs of unproved oil and natural-gas properties are periodically assessed for impairment and are transferred to proved oil and gas properties to the extent the costs are associated with successful exploration activities. The Company has classified unproved oil and natural-gas properties into three categories: significant, significant where probable and possible reserve estimations are available, and individually insignificant. Significant undeveloped leases are assessed individually for impairment and a valuation allowance is provided if impairment is indicated. In situations where fair values have been allocated to a significant unproved property based on estimations of probable and possible reserves as the result of a business combination or other purchase of proved and unproved properties, an undiscounted future net cash flow analysis is used to assess the property for impairment in addition to consideration of reserve volumes needed to transfer the balance of unproved property to proved property. Unproved oil and gas properties with individually insignificant lease acquisition costs are amortized on a group basis (thereby establishing a valuation allowance) over the average lease terms at rates that provide for full amortization of unsuccessful leases upon lease expiration or abandonment.

Judgments and uncertainties  In determining whether a significant unproved property is impaired numerous factors are considered including, but not limited to, current exploration plans, favorable or unfavorable exploration activity on the property being evaluated and/or adjacent properties, geologists’ evaluation of the property, and the remaining months in the lease term for the property. In situations where probable and possible reserves are available, undiscounted future net cash flows used in the impairment analysis are determined based upon management’s estimates of probable and possible reserves, future commodity prices, and future costs to produce the reserves. If undiscounted future net cash flows are less than the carrying value of the property, indicating impairment, the future net cash flows are discounted and compared to the carrying value for determining the amount of the impairment loss to record. The Company utilizes the same pricing and cost assumptions discussed above in Impairments of Proved Oil and Natural-Gas Properties. Uncertainties related to the primary assumptions or unfavorable revisions in estimated reserve quantities could cause a reduction in the value of a property and therefore indicate an impairment. Management’s assessment of the results of exploration activities, availability of funds for future activities, and the current and projected political and regulatory climate in areas in which the Company operates also impact the amounts and timing of impairment provisions.

Income Taxes

Methodology  The Company is subject to income taxes in numerous taxing jurisdictions worldwide. The amount of income taxes recorded by the Company requires interpretations of complex rules and regulations of various tax jurisdictions throughout the world. The Company has recognized deferred tax assets and liabilities for temporary differences, operating losses, and tax-credit carryforwards.
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

Judgments and uncertainties  The accruals for deferred tax assets and liabilities, including deferred state income tax assets and liabilities, are subject to significant judgment by management and are reviewed and adjusted routinely based on changes in facts and circumstances. The assessment of potential uncertain tax positions requires a significant amount of judgment and are reviewed and adjusted on a periodic basis, taking into consideration the progress of ongoing tax audits, case law, and new legislation. Although management considers its tax accruals adequate, material changes in these accruals may occur in the future based on the progress of ongoing tax audits, changes in legislation, and resolution of pending tax matters. Additionally, numerous judgments and assumptions are inherent in management’s estimates of future taxable income used to assess the realizability of certain deferred tax assets. The estimates used are based on assumptions of proved oil and gas reserves, selling prices, and development assumptions that are consistent with the Company’s internal business plans.

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

Judgments and uncertainties  The first step of the goodwill impairment test requires management to make estimates regarding the fair value of each reporting unit to which goodwill has been assigned. If it is necessary to determine the fair value of the reporting unit, a combination of the income approach and the market approach would be used. Because quoted market prices for the Company’s reporting units are not available, management would apply judgment in determining the estimated fair value of reporting units for purposes of performing goodwill impairment tests, when such tests are necessary. Management would use information available to make these fair-value estimates, including the present values of expected future cash flows, using discount rates commensurate with the risks associated with the assets and the Exploration and Production reporting unit, control premiums and market multiples of earnings before interest, taxes, depreciation, and amortization (EBITDA) for the gathering and processing and transportation reporting units.
In estimating the fair value of its Exploration and Production reporting unit, an income approach to calculate the present value of expected future cash flows would be used, which would be based on forecasted assumptions. Key assumptions to the income approach would be similar to those described above regarding the impairment of long-lived assets, such as estimates of forecasted revenue and operating costs, proved reserves, the success of future exploration for and development of unproved reserves, discount rates, and other variables. Management would also include control premium assumptions based on observable market information regarding how a market participant would value the Exploration and Production reporting unit as a whole rather than as individual properties that are part of an oil and gas portfolio.
Management would estimate the fair value for the WES Gathering and Processing, WES Transportation, and Other Midstream reporting units by applying an estimated multiple to projected EBITDA. Management would consider observable transactions in the market and trading multiples for peers in determining an appropriate multiple to apply against the Company’s projected EBITDA for these reporting units.
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

Judgments and uncertainties  In estimating the fair values of assets acquired and liabilities assumed in a business combination, various assumptions are made. The most significant assumptions relate to the estimated fair values assigned to proved and unproved crude oil and natural gas properties. If sufficient market data is not available regarding the fair values of proved and unproved properties, estimates of the fair value of crude oil, natural-gas and NGLs reserves are prepared. The Company utilizes the same pricing and cost assumptions discussed above in Impairments of Proved Oil and Natural-Gas Properties. For estimated proved reserves, the future net cash flows are discounted using a market-based discount rate determined appropriate at the time of the acquisition. Estimated deferred taxes are based on available information concerning the tax bases of assets acquired and liabilities assumed and loss carryforwards at the acquisition date, although such estimates may change in the future as additional information becomes known.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risks are attributable to fluctuations in energy prices and interest rates. These risks can affect revenues and cash flows, and the Company’s risk-management policies provide for the use of derivative instruments to manage these risks. The types of commodity derivative instruments used by the Company include futures, swaps, options, and fixed-price physical-delivery contracts. The volume of commodity derivatives entered into by the Company is governed by risk-management policies and may vary from year to year. Both exchange and over-the-counter traded derivative instruments may be subject to margin-deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties to satisfy these margin requirements. For additional information relating to the Company’s derivative and financial instruments, see Note 10—Derivative Instruments in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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

Derivative Instruments Held for Non-Trading Purposes  The Company had derivative instruments in place to reduce the price risk associated with future production of 70 MMBbls of oil and 91 Bcf of natural gas at December 31, 2017, with a net derivative liability position of $161 million. Based on actual derivative contractual volumes, a 10% increase in underlying commodity prices would reduce the fair value of these derivatives by $380 million, while a 10% decrease in underlying commodity prices would increase the fair value of these derivatives by $327 million. However, any cash received or paid to settle these derivatives would be substantially offset by the sales value of production covered by the derivative instruments.

For additional information regarding the Company’s marketing activities, see Items 1 and 2 of this Form 10-K.

INTEREST-RATE RISK  Borrowings, if any, under each of the 364-Day Facility, the APC RCF, the WES RCF, and the WGP RCF are subject to variable interest rates. The balance of Anadarko’s short-term and long-term debt on the Company’s Consolidated Balance Sheets has fixed interest rates. The Company has $2.9 billion of LIBOR-based obligations that are presented on the Company’s Consolidated Balance Sheets net of preferred investments in two noncontrolled entities. These obligations give rise to minimal net interest-rate risk because coupons on the related preferred investments are also LIBOR-based. While a 10% change in LIBOR would not materially impact the Company’s interest cost, it would affect the fair value of outstanding fixed-rate debt.
At December 31, 2017, the Company had a net derivative liability position of $1.4 billion related to interest-rate swaps. A 10% increase (decrease) in the three-month LIBOR interest-rate curve would decrease (increase) the aggregate fair value of outstanding interest-rate swap agreements by $88 million. However, any change in the interest-rate derivative gain or loss could be substantially offset by changes in actual borrowing costs associated with future debt issuances. For a summary of the Company’s outstanding interest-rate derivative positions, see Note 10—Derivative Instruments in the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. This assessment was based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our assessment, we believe that the Company’s internal control over financial reporting was effective as of December 31, 2017.
KPMG LLP has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2017.

/s/ R. A. WALKER
R. A. Walker Chairman, President and Chief Executive Officer

/s/ ROBERT G. GWIN
Robert G. Gwin Executive Vice President, Finance and Chief Financial Officer

February 15, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Anadarko Petroleum Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Anadarko Petroleum Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 15, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management – Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Houston, Texas
February 15, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Anadarko Petroleum Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Anadarko Petroleum Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1981.

Houston, Texas
February 15, 2018

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
millions except per-share amounts	2017	2016	2015
Revenues and Other
Oil sales	$6,552	$4,668	$5,420
Natural-gas sales	1,348	1,564	2,007
Natural-gas liquids sales	1,069	921	833
Gathering, processing, and marketing sales	2,000	1,294	1,226
Gains (losses) on divestitures and other, net	939	(578)	(788)
Total	11,908	7,869	8,698
Costs and Expenses
Oil and gas operating	1,000	811	1,014
Oil and gas transportation	914	1,002	1,117
Exploration	2,541	946	2,644
Gathering, processing, and marketing	1,560	1,087	1,054
General and administrative	1,075	1,440	1,176
Depreciation, depletion, and amortization	4,279	4,301	4,603
Production, property, and other taxes	582	536	553
Impairments	408	227	5,075
Other operating expense	221	118	271
Total	12,580	10,468	17,507
Operating Income (Loss)	(672)	(2,599)	(8,809)
Other (Income) Expense
Interest expense	932	890	825
Loss on early extinguishment of debt	2	155	—
(Gains) losses on derivatives, net	135	286	(99)
Other (income) expense, net	(53)	(101)	154
Total	1,016	1,230	880
Income (Loss) Before Income Taxes	(1,688)	(3,829)	(9,689)
Income tax expense (benefit)	(1,477)	(1,021)	(2,877)
Net Income (Loss)	(211)	(2,808)	(6,812)
Net income (loss) attributable to noncontrolling interests	245	263	(120)
Net Income (Loss) Attributable to Common Stockholders	$(456)	$(3,071)	$(6,692)

Per Common Share
Net income (loss) attributable to common stockholders—basic	$(0.85)	$(5.90)	$(13.18)
Net income (loss) attributable to common stockholders—diluted	$(0.85)	$(5.90)	$(13.18)
Average Number of Common Shares Outstanding—Basic	548	522	508
Average Number of Common Shares Outstanding—Diluted	548	522	508
Dividends (per Common Share)	$0.20	$0.20	$1.08

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
millions	2017	2016	2015
Net Income (Loss)	$(211)	$(2,808)	$(6,812)
Other Comprehensive Income (Loss)
Adjustments for derivative instruments
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	3	8	10
Income taxes on reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	(1)	(3)	(4)
Total adjustments for derivative instruments, net of taxes	2	5	6
Adjustments for pension and other postretirement plans
Net gain (loss) incurred during period	(14)	(175)	49
Income taxes on net gain (loss) incurred during period	4	68	(18)
Prior service credit (cost) incurred during period	—	—	89
Income taxes on prior service credit (cost) incurred during period	—	—	(33)
Amortization of net actuarial (gain) loss to general and administrative expense	116	188	63
Income taxes on amortization of net actuarial (gain) loss to general and administrative expense	(40)	(73)	(20)
Amortization of net prior service (credit) cost to general and administrative expense	(25)	(34)	(4)
Income taxes on amortization of net prior service (credit) cost to general and administrative expense	10	13	2
Total adjustments for pension and other postretirement plans, net of taxes	51	(13)	128
Total	53	(8)	134
Comprehensive Income (Loss)	(158)	(2,816)	(6,678)
Comprehensive income (loss) attributable to noncontrolling interests	245	263	(120)
Comprehensive Income (Loss) Attributable to Common Stockholders	$(403)	$(3,079)	$(6,558)

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
millions except per-share amounts	2017	2016
ASSETS
Current Assets
Cash and cash equivalents ($80 and $359 related to VIEs)	$4,553	$3,184
Accounts receivable (net of allowance of $14 and $14)
Customers ($106 and $70 related to VIEs)	1,222	1,007
Others ($19 and $80 related to VIEs)	607	721
Other current assets	380	354
Total	6,762	5,266
Properties and Equipment
Cost	65,050	69,013
Less accumulated depreciation, depletion, and amortization	37,599	36,845
Net properties and equipment ($5,731 and $5,050 related to VIEs)	27,451	32,168
Other Assets ($579 and $609 related to VIEs)	2,211	2,226
Goodwill and Other Intangible Assets ($1,191 and $1,221 related to VIEs)	5,662	5,904
Total Assets	$42,086	$45,564

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable
Trade ($305 and $234 related to VIEs)	$1,894	$1,617
Other	266	303
Short-term debt - Anadarko (1)	142	42
Current asset retirement obligations	294	129
Other current liabilities	1,310	1,237
Total	3,906	3,328
Long-term Debt
Long-term debt - Anadarko (1)	12,054	12,162
Long-term debt - WES and WGP	3,493	3,119
Total	15,547	15,281
Other Long-term Liabilities
Deferred income taxes	2,234	4,324
Asset retirement obligations ($143 and $140 related to VIEs)	2,500	2,802
Other	4,109	4,332
Total	8,843	11,458

Equity
Stockholders’ equity
Common stock, par value $0.10 per share (1.0 billion shares authorized, 574.2 million and 572.0 million shares issued)	57	57
Paid-in capital	12,000	11,875
Retained earnings	1,109	1,704
Treasury stock (43.4 million and 20.8 million shares)	(2,132)	(1,033)
Accumulated other comprehensive income (loss)	(338)	(391)
Total Stockholders’ Equity	10,696	12,212
Noncontrolling interests	3,094	3,285
Total Equity	13,790	15,497
Total Liabilities and Equity	$42,086	$45,564
__________________________________________________________________
Parenthetical references reflect amounts as of December 31, 2017, and December 31, 2016.
VIE amounts relate to WGP and WES. See Note 24—Variable Interest Entities.

(1)	Excludes WES and WGP.

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

	Total Stockholders’ Equity
millions	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance at December 31, 2014	$52	$9,005	$12,125	$(940)	$(517)	$2,593	$22,318
Net income (loss)	—	—	(6,692)	—	—	(120)	(6,812)
Common stock issued	—	31	—	—	—	—	31
Share-based compensation expense	—	178	—	—	—	—	178
Dividends—common stock	—	—	(553)	—	—	—	(553)
Repurchase of common stock	—	—	—	(55)	—	—	(55)
Subsidiary equity transactions	—	51	—	—	—	99	150
Issuance of tangible equity units	—	—	—	—	—	348	348
Distributions to noncontrolling interest owners	—	—	—	—	—	(282)	(282)
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	—	—	—	—	6	—	6
Adjustments for pension and other postretirement plans	—	—	—	—	128	—	128
Balance at December 31, 2015	52	9,265	4,880	(995)	(383)	2,638	15,457
Net income (loss)	—	—	(3,071)	—	—	263	(2,808)
Common stock issued	5	2,150	—	—	—	—	2,155
Share-based compensation expense	—	197	—	—	—	—	197
Dividends—common stock	—	—	(105)	—	—	—	(105)
Repurchase of common stock	—	—	—	(38)	—	—	(38)
Subsidiary equity transactions	—	263	—	—	—	746	1,009
Distributions to noncontrolling interest owners	—	—	—	—	—	(362)	(362)
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	—	—	—	—	5	—	5
Adjustments for pension and other postretirement plans	—	—	—	—	(13)	—	(13)
Balance at December 31, 2016	57	11,875	1,704	(1,033)	(391)	3,285	15,497
Net income (loss)	—	—	(456)	—	—	245	(211)
Share-based compensation expense	—	163	—	—	—	—	163
Dividends—common stock	—	—	(111)	—	—	—	(111)
Repurchase of common stock	—	—	—	(1,099)	—	—	(1,099)
Subsidiary equity transactions	—	(35)	—	—	—	9	(26)
Distributions to noncontrolling interest owners	—	—	—	—	—	(445)	(445)
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	—	—	—	—	2	—	2
Adjustments for pension and other postretirement plans	—	—	—	—	51	—	51
Cumulative effect of accounting change	—	(3)	(28)	—	—	—	(31)
Balance at December 31, 2017	$57	$12,000	$1,109	$(2,132)	$(338)	$3,094	$13,790

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
millions	2017	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$(211)	$(2,808)	$(6,812)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	4,279	4,301	4,603
Deferred income taxes	(2,169)	(1,238)	(3,152)
Dry hole expense and impairments of unproved properties	2,221	613	2,267
Impairments	408	227	5,075
(Gains) losses on divestitures, net	(674)	757	1,022
Loss on early extinguishment of debt	2	155	—
Total (gains) losses on derivatives, net	131	292	(100)
Operating portion of net cash received (paid) in settlement of derivative instruments	25	267	335
Other	303	342	320
Changes in assets and liabilities
Tronox-related contingent liability	—	—	(5,210)
(Increase) decrease in accounts receivable	(147)	677	(2)
Increase (decrease) in accounts payable and other current liabilities	(32)	(443)	(697)
Other items, net	(127)	(142)	474
Net cash provided by (used in) operating activities	4,009	3,000	(1,877)
Cash Flows from Investing Activities
Additions to properties and equipment	(5,031)	(3,505)	(6,067)
Acquisition of businesses	25	(1,740)	(3)
Divestitures of properties and equipment and other assets	4,008	2,356	1,415
Other, net	(30)	127	(116)
Net cash provided by (used in) investing activities	(1,028)	(2,762)	(4,771)
Cash Flows from Financing Activities
Borrowings, net of issuance costs	369	6,042	4,632
Repayments of debt	(58)	(6,832)	(4,033)
Financing portion of net cash received (paid) for derivative instruments	(165)	(333)	(35)
Increase (decrease) in outstanding checks	(43)	(103)	(23)
Dividends paid	(111)	(105)	(553)
Repurchase of common stock	(1,092)	(38)	(55)
Issuance of common stock	—	2,188	34
Sale of subsidiary units	—	1,163	187
Issuance of tangible equity units — equity component	—	—	348
Distributions to noncontrolling interest owners	(445)	(362)	(282)
Proceeds from conveyance of future hard-minerals royalty revenues, net of transaction costs	—	413	—
Payments of future hard-minerals royalty revenues conveyed	(50)	(25)	—
Other financing activities	(18)	—	—
Net cash provided by (used in) financing activities	(1,613)	2,008	220
Effect of Exchange Rate Changes on Cash	1	(1)	(2)
Net Increase (Decrease) in Cash and Cash Equivalents	1,369	2,245	(6,430)
Cash and Cash Equivalents at Beginning of Period	3,184	939	7,369
Cash and Cash Equivalents at End of Period	$4,553	$3,184	$939
See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

1. Summary of Significant Accounting Policies

General  Anadarko Petroleum Corporation is engaged in the exploration, development, production, and sale of oil, natural gas, and NGLs and in advancing its Mozambique LNG project toward FID. In addition, the Company engages in the gathering, processing, treating, and transporting of oil, natural gas, and NGLs as well as gathering and disposal of produced water. The Company also participates in the hard-minerals business through royalty arrangements.

Basis of Presentation  The consolidated financial statements have been prepared in conformity with GAAP. Certain prior-period amounts have been reclassified to conform to the current-year presentation.
During the second quarter of 2017, the Company revised its reporting segments to coincide with a change in how management reviews financial information and makes operating decisions. Also, beginning with year-end 2017, the Company will no longer aggregate the midstream operating segments and will present WES Midstream and Other Midstream as separate reporting segments in order to provide additional information useful to investors. The Company has reclassified prior period amounts to conform to the current period’s presentation. See Note 26—Segment Information for additional information on the change in reporting segments.
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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

1. Summary of Significant Accounting Policies (Continued)

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
In determining fair value, the Company uses observable market data when available or models that incorporate observable market data. When the Company is required to measure fair value and there is not a market-observable price for the asset or liability or for a similar asset or liability, the Company uses the cost or income approach depending on the quality of information available to support management’s assumptions. The cost approach is based on management’s best estimate of the current asset replacement cost. The income approach is based on management’s best assumptions regarding expectations of future net cash flows and discounts the expected cash flows using a commensurate risk-adjusted discount rate. Such evaluations involve significant judgment, and the results are based on expected future events or conditions such as sales prices, estimates of future oil and gas production or throughput, development and operating costs and the timing thereof, economic and regulatory climates, and other factors, most of which are often outside of management’s control. However, assumptions used reflect a market participant’s view of long-term prices, costs, and other factors and are consistent with assumptions used in the Company’s business plans and investment decisions.
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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

1. Summary of Significant Accounting Policies (Continued)

Revenues  This section reflects the Company’s revenue recognition policies through December 31, 2017. The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), effective January 1, 2018. See Accounting Standards Adopted in 2018 below for further discussion.
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
Anadarko provides gathering, processing, treating, and transporting services pursuant to a variety of contracts. Under these arrangements, the Company receives fees or retains a percentage of products or a percentage of the proceeds from the sale of products and recognizes revenue at the time services are performed or product is sold. These revenues are included in gathering, processing, and marketing sales in the Company’s Consolidated Statements of Income.
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

Cash Equivalents  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The cash equivalents balance at December 31, 2017, includes commercial paper and investments in government money market funds in which the carrying value approximates fair value.

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

1. Summary of Significant Accounting Policies (Continued)

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

1. Summary of Significant Accounting Policies (Continued)

Asset Retirement Obligations  AROs associated with the retirement of tangible long-lived assets are recognized as liabilities with an increase to the carrying amounts of the related long-lived assets in the period incurred. The cost of the tangible asset, including the asset retirement cost, is depreciated over the useful life of the asset. AROs are recorded at estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligations discounted at the Company’s credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value and is included in DD&A in the Company’s Consolidated Statements of Income. If estimated future costs of AROs change, an adjustment is recorded to both the ARO and the long-lived asset. Revisions to estimated AROs can result from changes in retirement cost estimates, revisions to estimated inflation rates, and changes in the estimated timing of abandonment. See Note 14—Asset Retirement Obligations.

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

Depreciation, Depletion, and Amortization  Costs of drilling and equipping successful wells, costs to construct or acquire facilities other than offshore platforms, associated asset retirement costs, and capital lease assets used in oil and gas activities are depreciated using the UOP method based on total estimated proved developed oil and gas reserves. Costs of acquiring proved properties, including leasehold acquisition costs transferred from unproved properties and costs to construct or acquire offshore platforms and associated asset retirement costs, are depleted using the UOP method based on total estimated proved developed and undeveloped reserves. Mineral properties are also depleted using the UOP method. All other properties are stated at historical acquisition cost, net of impairments, and are depreciated using the straight-line method over the useful lives of the assets, which range from 3 to 15 years for furniture and equipment, up to 40 years for buildings, and up to 43 years for gathering facilities.

Goodwill and Other Intangible Assets  Anadarko has allocated goodwill to the following reporting units: Exploration and Production; WES Gathering and Processing; WES Transportation; and Other Midstream. Goodwill is subject to annual impairment testing in October (or more frequent testing as circumstances dictate). Anadarko’s goodwill impairment test first assesses qualitative factors to determine whether goodwill is impaired. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount including goodwill, the Company will then perform a quantitative goodwill impairment test. Changes in goodwill may result from, among other things, impairments, acquisitions, or divestitures. See Note 7—Goodwill and Other Intangible Assets.
Other intangible assets represent contractual rights obtained in connection with business combinations that had favorable contractual terms relative to market at the acquisition date as well as customer-related intangible assets, including customer relationships established by acquired contracts. Other intangible assets are amortized over their estimated useful lives and are assessed for impairment with the associated long-lived asset group whenever impairment indicators are present. See Note 7—Goodwill and Other Intangible Assets.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

1. Summary of Significant Accounting Policies (Continued)

Derivative Instruments  Anadarko uses derivative instruments to manage its exposure to cash-flow variability from commodity-price and interest-rate risks. Derivatives are carried on the balance sheet at fair value and are included in other current assets, other assets, other current liabilities, or other long-term liabilities, depending on the derivative position and the expected timing of settlement, unless they satisfy the normal purchases and sales exception criteria. Where the Company has the contractual right and intends to net settle, derivative assets and liabilities are reported on a net basis.
Gains and losses on derivative instruments are recognized currently in earnings. Net losses attributable to derivatives previously subject to hedge accounting reside in accumulated other comprehensive income (loss) and will be reclassified to earnings in future periods as the economic transactions to which the derivatives relate affect earnings. See Note 10—Derivative Instruments.

Legal Contingencies  The Company is subject to legal proceedings, claims, and liabilities that arise in the ordinary course of business. Except for legal contingencies acquired in a business combination, which are recorded at fair value at the time of acquisition, the Company accrues losses associated with legal claims when such losses are probable and reasonably estimable. If the Company determines that a loss is probable and cannot estimate a specific amount for that loss but can estimate a range of loss, the best estimate within the range is accrued. If no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. Estimates are adjusted as additional information becomes available or circumstances change. Legal defense costs associated with loss contingencies are expensed in the period incurred. See Note 17—Contingencies.

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

Noncontrolling Interests  Noncontrolling interests represent third-party ownership in the net assets of the Company’s consolidated subsidiaries and are presented as a component of equity. Changes in Anadarko’s ownership interests in subsidiaries that do not result in deconsolidation are recognized in equity. See Note 23—Noncontrolling Interests.

Income Taxes  The Company files various U.S. federal, state, and foreign income tax returns. The impact of changes in tax regulations are reflected when enacted. Deferred federal, state, and foreign income taxes are provided on temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. The Company routinely assesses the realizability of its deferred tax assets. If the Company concludes that it is more likely than not that some of the deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance. The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The tax benefit recorded is equal to the largest amount that is greater than 50% likely to be realized through final settlement with a taxing authority. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense (benefit). The Company uses the flow-through method to account for its investment tax credits. See Note 13—Income Taxes.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

1. Summary of Significant Accounting Policies (Continued)

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
The Company records compensation cost, net of actual forfeitures, for share-based compensation awards over the requisite service period using the straight-line method. For equity-classified share-based compensation awards, expense is recognized based on the grant-date fair value. For liability-classified share-based compensation awards, expense is recognized for those awards expected to ultimately be paid. The amount of expense reported for liability-classified awards is adjusted for fair-value changes so that the expense recognized for each award is equivalent to the amount to be paid. See Note 22—Share-Based Compensation.

Accounting Standards Adopted in 2017  ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), eliminates Step 2 from the goodwill impairment test in an effort to simplify the subsequent measurement of goodwill. The Company adopted this ASU using a prospective approach on January 1, 2017. This ASU will only be applicable to the extent that the Company determines its goodwill is impaired.
ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, assists in determining whether a transaction should be accounted for as an acquisition or disposal of assets or as a business. This ASU provides a screen that when substantially all of the fair value of the gross assets acquired, or disposed of, are concentrated in a single identifiable asset, or a group of similar identifiable assets, the set will not be considered a business. If the screen is not met, the assets must include an input and a substantive process that together significantly contribute to the ability to create an output to be considered a business. The Company’s adoption of this ASU on January 1, 2017, using a prospective approach, could have a material impact on future consolidated financial statements as goodwill will not be allocated to divestitures or recorded on acquisitions that are not considered businesses. See Note 3—Acquisitions, Divestitures, and Assets Held for Sale.
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
ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, simplifies the accounting for share-based payment transactions, including the income tax consequences, classification on the statement of cash flows, accounting for forfeitures, and classification of awards as either equity or liabilities. Beginning on January 1, 2017, excess tax benefits and tax deficiencies related to share-based compensation are reflected on a prospective basis in the income statement as a component of the provision for income taxes rather than additional paid-in capital as previously recognized. For the year ended December 31, 2017, the Company recognized a $19 million tax deficiency as an increase to the provision for income taxes. Cash flows related to excess tax benefits are classified on a prospective basis as operating activities in the statement of cash flows rather than cash inflows from financing activities and cash outflows from operating activities as previously recognized. Prior periods of the statement of cash flows were not adjusted as there was no material impact. In addition, the Company began accounting for share-based compensation award forfeitures when they occur instead of estimating the number of forfeitures expected, with this change in accounting not having a material impact on the Company’s consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

1. Summary of Significant Accounting Policies (Continued)

Accounting Standards Adopted in 2018  ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, requires presentation of service cost in the same line item(s) as other compensation costs arising from services rendered by employees during the period and presentation of the remaining components of net benefit cost in a separate line item outside operating items. Additionally, only the service cost component of net benefit cost will be eligible for capitalization. The Company adopted this ASU on January 1, 2018, with retrospective presentation of the service cost component and the other components of net benefit cost in the income statement and prospective presentation for the capitalization of the service cost component of net benefit cost in assets. Upon adoption, non-service cost components of net periodic benefit costs of $107 million for the year ended December 31, 2017, and $225 million for the year ended December 31, 2016, will be reclassified to other (income) expense, net, from G&A; oil and gas operating; gathering, processing, and marketing; and exploration expense. The Company does not expect any other significant changes upon adoption of this ASU.
ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, requires an entity to explain the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents on the statement of cash flows and to provide a reconciliation of the totals in that statement to the related captions in the balance sheet when the cash, cash equivalents, restricted cash, and restricted cash equivalents are presented in more than one line item on the balance sheet. The Company adopted this ASU using a retrospective approach on January 1, 2018. Adoption will not have a material impact on the Company’s consolidated financial statements.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), supersedes current revenue recognition requirements and industry-specific guidance and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted this new standard on January 1, 2018, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. The cumulative effect adjustment that will be recognized in the opening balance of retained earnings will not be material. The Company has implemented the necessary changes to its business processes, systems, and controls to support recognition and disclosure of this ASU upon adoption on January 1, 2018. Beginning in 2018, additional quantitative and qualitative disclosures will be required, including expanded descriptions of the nature, amount, timing, and uncertainty of revenue and cash flows from contracts with customers as well as details of related contract assets and liabilities. This ASU also requires disclosures about revenue from customers on a disaggregated basis. While the Company does not expect 2018 net earnings to be materially impacted by revenue recognition timing changes as a result of the application of this ASU, there will be certain changes to the presentation of revenues and related expenses beginning January 1, 2018. The impact of adopting this ASU includes the following:

•	Exploration and Production—No significant impact is expected for the recognition, measurement, or presentation of oil, natural-gas, or NGLs sales revenues.

•
WES Midstream and Other Midstream—Gathering and processing revenues will decrease for contracts where the Company is acting as an agent for its processing customer in the sale of processed volumes and increase for contracts with noncash consideration that will generally be valued at current market prices of the commodity received, with an offset in gathering and processing expense. The magnitude of these changes is dependent on future customer volumes subject to the impacted contracts and commodity prices for those volumes. While reported gathering and processing revenues and expenses will be materially reduced, these presentation changes will not impact net earnings.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

1. Summary of Significant Accounting Policies (Continued)

New Accounting Standards Issued But Not Yet Adopted  ASU 2016-02, Leases (Topic 842), requires lessees to recognize a lease liability and a right-of-use (ROU) asset for all leases, including operating leases, with a term greater than 12 months on the balance sheet. This ASU modifies the definition of a lease and outlines the recognition, measurement, presentation, and disclosure of leasing arrangements by both lessees and lessors. Certain practical expedients will be used to implement the new standard, and the Company will not reassess contracts that commenced prior to adoption. The Company will make a policy election not to recognize ROU assets or lease liabilities for leases with a term of 12 months or less. Anadarko is reviewing contracts for its portfolio of leased assets to assess the impact of adopting the new standard, which is expected to primarily affect other assets and other long-term liabilities. The Company is also evaluating its systems, processes, and internal controls to facilitate compliance with the new standard. The Company will complete its evaluation in 2018 and adopt this new standard on January 1, 2019, using a modified retrospective approach for all comparative periods presented.

2. Inventories

The following summarizes the major classes of inventories included in other current assets at December 31:

millions	2017	2016
Oil	$165	$169
Natural gas	29	38
NGLs	122	106
Total inventories	$316	$313

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

3. Acquisitions, Divestitures, and Assets Held for Sale

Acquisitions  On December 15, 2016, the Company closed the GOM Acquisition for $1.8 billion using a portion of the net proceeds from the September 2016 issuance of 40.5 million shares of its common stock. This acquisition constitutes a business combination and was accounted for using the acquisition method of accounting. This acquisition expanded Anadarko’s operated infrastructure and tie-back inventory, more than doubled the Company’s ownership in the Lucius development to approximately 49%, and doubled its net production from the Gulf of Mexico. The following summarizes the fair value of assets acquired and liabilities assumed at the acquisition date, which were finalized during the quarter ended June 30, 2017:

millions
Current assets	$8
Properties and equipment	2,492
Other assets	145
AROs	(816)
Net assets acquired	$1,829
Accounts payable	(5)
Other long-term liabilities	(109)
Cash paid	$1,715

Fair-value measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of properties and equipment is primarily based on income and cost approaches. As part of the acquisition, Anadarko agreed to pay the seller, on a quarterly basis, a proportionate amount of gross proceeds from a certain contract until the amount paid equals approximately $150 million. The fair value of the contingent consideration of $103 million was estimated using the income approach and is included in accounts payable and other long-term liabilities in the table above. The assets acquired and liabilities assumed are included within the Exploration and Production reporting segment. Results of operations attributable to the acquisition are included in the Company’s Consolidated Statements of Income from the acquisition date and are not material to the Company’s Consolidated Statements of Income.
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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

3. Acquisitions, Divestitures, and Assets Held for Sale (Continued)

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

Divestitures and Assets Held for Sale  The following summarizes the proceeds received and gains (losses) recognized on divestitures and assets held for sale for the years ended December 31:

millions	2017	2016	2015
Proceeds received, net of closing adjustments	$4,008	$2,356	$1,415
Gains (losses) on divestitures, net (1) (2)	674	(757)	(1,022)
__________________________________________________________________

(1)	Includes goodwill allocated to divestitures of $209 million in 2017, $397 million in 2016, and $184 million in 2015.

(2)	Includes the $126 million gain related to the property exchange discussed above.

2017 During the year ended December 31, 2017, the Company divested of the following assets:

•	Eagleford assets in South Texas, included in the Exploration and Production reporting segment, for net proceeds of $2.1 billion and a net gain of $729 million

•	Eaglebine assets in Southeast Texas, included in the Exploration and Production reporting segment, for net proceeds of $533 million and a net gain of $282 million

•	CBM assets in Utah, included in the Exploration and Production and WES Midstream reporting segments, for net proceeds of $69 million and a net loss of $52 million

•
Marcellus assets in Pennsylvania, included in the Exploration and Production and Other Midstream reporting segments, for net proceeds of $951 million and net losses of $55 million in 2017 and $129 million in 2016

•	Moxa assets in Wyoming, included in the Exploration and Production reporting segment, for net proceeds of $313 million and a net loss of $204 million
Certain nonoperated assets located in Alaska included in the Exploration and Production reporting segment satisfied criteria to be considered held for sale during the fourth quarter of 2017, at which time the Company remeasured these assets to their current fair value using a market approach and Level 2 fair-value measurement and recognized a loss of $154 million. At December 31, 2017, the Company’s Consolidated Balance Sheet included long‑term assets of $573 million and long-term liabilities of $27 million associated with assets held for sale. Subsequent to year end, the Company divested its nonoperated interest in Alaska for net proceeds of $383 million. The transaction is subject to regulatory approval.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

3. Acquisitions, Divestitures, and Assets Held for Sale (Continued)

2016  During the year ended December 31, 2016, the Company divested of the following assets:

•	Hugoton assets in Kansas, included in the Exploration and Production and WES Midstream reporting segments, for net proceeds of $159 million and a loss of $4 million

•	Ozona and Steward assets in West Texas, included in the Exploration and Production and Other Midstream reporting segments, for net proceeds of $221 million and a loss of $52 million

•	Wamsutter assets in Wyoming, included in the Exploration and Production reporting segment, for net proceeds of $588 million and a loss of $58 million

•	Elm Grove assets in East Texas, included in the Exploration and Production reporting segment, for net proceeds of $89 million and a loss of $64 million

•
East Chalk and Carthage assets in East Texas/Louisiana, included in the Exploration and Production and Other Midstream reporting segments, for net proceeds of $1.0 billion and a net loss of $439 million

Certain Marcellus U.S. onshore assets located in Pennsylvania included in the Exploration and Production and Other Midstream reporting segments satisfied criteria to be considered held for sale during the fourth quarter of 2016, at which time the Company remeasured these assets to their current fair value using a market approach and Level 2 fair-value measurement and recognized a loss of $129 million. At December 31, 2016, the Company’s Consolidated Balance Sheet included long-term assets of $1.2 billion, which included $193 million of goodwill, and long-term liabilities of $66 million associated with assets held for sale.

2015  During the year ended December 31, 2015, the Company divested of the following assets:

•	Freestone and Dew Pinnacle assets in East Texas, included in the Exploration and Production and WES Midstream reporting segments, for net proceeds of $425 million and a loss of $110 million

•	EOR assets in Wyoming, included in the Exploration and Production reporting segment, for net proceeds of $675 million and a loss of $350 million

•	Powder River Basin CBM assets in Wyoming, included in the Exploration and Production and Other Midstream reporting segments, for net proceeds of $154 million and a loss of $538 million

4. Properties and Equipment
The following summarizes properties and equipment at December 31:

millions	2017	2016
Exploration and Production (1)	$52,364	$57,581
WES Midstream	7,871	6,862
Other Midstream	2,012	1,785
Other	2,803	2,785
Gross properties and equipment	$65,050	$69,013
Less accumulated DD&A	37,599	36,845
Net properties and equipment	$27,451	$32,168
__________________________________________________________________

(1)	Includes costs associated with unproved properties of $2.4 billion at December 31, 2017, and $4.1 billion at December 31, 2016.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

5. Impairments

Impairments of Long-Lived Assets  Impairments of long-lived assets are included in impairment expense in the Company’s Consolidated Statements of Income. The following summarizes impairments of long-lived assets and the related post-impairment fair values by segment at December 31:

	2017		2016		2015
millions	Impairment	Fair Value (1)	Impairment	Fair Value (1)	Impairment	Fair Value (1)
Exploration and Production
U.S. onshore properties	$2	$3	$28	$617	$3,684	$1,253
Gulf of Mexico properties	227	216	27	61	349	65
Cost-method investment (2)	—	—	59	—	3	59
WES Midstream	176	58	16	3	515	36
Other Midstream	2	—	57	29	524	176
Other	1	—	40	—	—	—
Total impairments	$408	$277	$227	$710	$5,075	$1,589
__________________________________________________________________

(1)
Measured as of the impairment date using the income approach and Level 3 inputs. The primary assumptions used to estimate undiscounted future net cash flows include anticipated future production, commodity prices, and capital and operating costs.

(2)	The after-tax net investment fair value was $32 million at December 31, 2015.

2017  Impairments were primarily related to oil and gas properties in the Gulf of Mexico due to lower forecasted commodity prices and a U.S. onshore midstream property due to a reduced throughput fee as a result of a producer’s bankruptcy.

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

5. Impairments (Continued)

Impairments of Unproved Properties  Impairments of unproved properties are included in exploration expense in the Company’s Consolidated Statements of Income.

2017  The Company recognized $610 million of impairments of unproved Gulf of Mexico properties primarily due to an impairment of $463 million to the Shenandoah project. The unproved property balance related to the Shenandoah project originated from the purchase price allocated to Gulf of Mexico exploration projects from the acquisition of Kerr-McGee Corporation in 2006. The Company also recognized $88 million of impairments of unproved international properties. See Note 6—Suspended Exploratory Well Costs.

2016  The Company recognized a $72 million impairment of unproved properties in the Gulf of Mexico and $92 million of unproved international properties primarily in Brazil and Tunisia due to the Company’s intentions to not pursue future exploration activities.

2015  The Company recognized a $935 million impairment of unproved Greater Natural Buttes properties and a $66 million impairment of an unproved Gulf of Mexico property as a result of lower commodity prices. Also in 2015, the Company recognized a $109 million impairment of unproved Utica properties resulting from an assignment of mineral interests in settlement of a legal matter.

It is reasonably possible that significant declines in commodity prices, further changes to the Company’s drilling plans in response to lower prices, reduction of proved and probable reserve estimates, or increases in drilling or operating costs could result in other additional impairments.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

6. Suspended Exploratory Well Costs

The following summarizes the changes in suspended exploratory well costs at December 31 for each of the last three years. Additions pending the determination of proved reserves excludes amounts capitalized and subsequently charged to expense within the same year:

millions	2017	2016	2015
Balance at January 1	$1,230	$1,124	$1,522
Additions pending the determination of proved reserves	349	490	461
Divestitures and other	(36)	(11)	(33)
Reclassifications to proved properties	(41)	(50)	(104)
Charges to exploration expense	(977)	(323)	(722)
Balance at December 31	$525	$1,230	$1,124

2017  During the year ended December 31, 2017, exploratory well costs charged to exploration expense primarily related to the following:

Gulf of Mexico

•
Shenandoah The Company expensed $437 million of exploratory well costs, including $326 million of costs that were suspended as of December 31, 2016. The Shenandoah-6 appraisal well and subsequent sidetrack, which completed appraisal activities in April 2017 and did not encounter oil in the eastern portion of the field. Given the results of this well and the commodity-price environment, the Company suspended further appraisal activities.

•
Phobos The Company expensed $215 million of exploratory well costs, including $99 million of costs that were suspended as of December 31, 2016, in the third quarter of 2017 related to wells at the Phobos project. These wells found insufficient quantities of oil pay to justify development in the current price environment.

•
Warrior The Company expensed $108 million of exploratory well costs in the third quarter of 2017 related to the northern appraisal well and sidetrack at the Warrior project. These wells found insufficient quantities of oil pay to justify development of the northern portion of the field in the current price environment. Evaluation of tie-back opportunities in the southern portion of the field is ongoing.

Colombia

•
The Company expensed $243 million of exploratory well costs, including $102 million of costs that were suspended as of December 31, 2016, related to wells in the Grand Fuerte area in Colombia due to insufficient progress on contractual and fiscal reforms needed for deepwater gas development. All remaining leases are contractually in good standing.

Côte d’Ivoire

•
The Company expensed $329 million of exploratory well costs, including $237 million of costs that were suspended as of December 31, 2016, in Côte d’Ivoire. During 2017, the Company had unsuccessful drilling activities in the south channel of the Paon prospect and in Block CI-527 and after further evaluation of the well results, Anadarko withdrew from all Côte d’Ivoire blocks.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

6. Suspended Exploratory Well Costs (Continued)

2016  During the year ended December 31, 2016, suspended exploratory well costs charged to exploration expense primarily related to the following:

Gulf of Mexico

•
The Company expensed $231 million of suspended exploratory well costs in the Gulf of Mexico primarily related to the Yeti project, as the Company did not expect to have exploration activities on this prospect in the foreseeable future, and a Shenandoah well that was expensed, as it was no longer reasonably possible that the wellbore could be used in the development of the project.

Mozambique

•
The Company expensed $92 million of suspended exploratory well costs in Mozambique. The Tubarão-Tigre discovery wells were expensed based on the outlook for development viability, the commodity market conditions, and the complexity introduced by the depth and characteristics of the reservoir. The Orca-4 well was expensed after additional reservoir analysis and the determination that the well was not associated with the first three Orca wells.

2015  During the year ended December 31, 2015, the Company expensed $565 million of suspended exploratory well costs in Brazil. The Company no longer expected to have substantive exploration and development activities in Brazil.

The following provides an aging of suspended well balances at December 31:

millions	2017	2016	2015
Exploratory well costs capitalized for a period of one year or less	$201	$460	$452
Exploratory well costs capitalized for a period greater than one year	324	770	672
Balance at December 31	$525	$1,230	$1,124

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

6. Suspended Exploratory Well Costs (Continued)

The following summarizes a further aging by geographic area of those exploratory well costs that have been capitalized for a period greater than one year since the completion of drilling at December 31, 2017:

millions except projects	Number of Projects	Total	2016	2015	2014 and prior
U.S. Onshore	9	$44	$10	$4	$30
U.S. Offshore	1	74	74	—	—
International	3	206	14	87	105
	13	$324	$98	$91	$135

For exploratory wells, drilling costs are capitalized, or “suspended,” on the balance sheet when the well has found a sufficient quantity of reserves to justify its completion as a producing well and sufficient progress is being made in assessing the reserves and the economic and operating viability of the project. Suspended exploratory well costs capitalized for a period greater than one year after completion of drilling at December 31, 2017, primarily related to the Gulf of Mexico, Ghana, and Mozambique.

Gulf of Mexico  Exploratory well costs are primarily related to the Warrior and Calpurnia discoveries and have been suspended pending further appraisal activities for potential tieback to the existing infrastructure, including analysis of well results and geologic and geophysical studies, and project sanctioning.

Ghana  Exploratory well costs are related to the Mahogany East and Teak prospects, which are included in the Greater Jubilee Full Field Development Plan approved by the Ghanaian government in October 2017. Well costs remain suspended pending further technical analysis and future drilling results.

Mozambique  Exploratory well costs are primarily related to the Golfinho/Atum discovery and have been suspended pending FID. In 2017, Anadarko, its Area 1 co-venturers, and the Government of Mozambique completed the foundational legal and contractual framework required to support investment in the Company’s onshore LNG project. Based on these project advances and the approved Resettlement Plan, the Company commenced resettlement activities during the fourth quarter of 2017. In 2017, the Company reached agreement on the project’s first long-term sales and purchase agreement, subject to the approval of the Government of Thailand, and continues to progress additional LNG long-term sales contracts and advance the project finance process. The Development Plan for the initial two-train Golfinho/Atum project is in the final stages of the Government of Mozambique’s approval process.

If additional information becomes available that raises substantial doubt as to the economic or operational viability of any of these projects, the associated costs will be expensed at that time.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

7. Goodwill and Other Intangible Assets

Goodwill  At December 31, 2017, the Company had $4.8 billion of goodwill allocated to the following reporting units: $4.3 billion to Exploration and Production, $411 million to WES Gathering and Processing, $5 million to WES Transportation, and $30 million to Other Midstream. During 2017, goodwill decreased $211 million primarily related to asset divestitures. See Note 3—Acquisitions, Divestitures, and Assets Held for Sale. The Company’s 2017 annual qualitative impairment assessment of goodwill indicated no impairment.

Other Intangible Assets  Intangible assets and associated amortization expense were as follows at December 31:

millions	2017	2016
Gross carrying amount	$1,013	$1,013
Accumulated amortization	(140)	(109)
Net carrying amount	$873	$904
Amortization expense	$31	$32

Intangible assets are primarily related to customer contracts associated with WES’s 2014 acquisition of Delaware Basin Midstream, LLC. These contracts are being amortized over 30 years. The annual aggregate amortization expense for intangible assets is expected to be $31 million each of the next five years.

8. Equity-Method Investments

In 2007, Anadarko contributed certain of its oil and gas properties and gathering and processing assets, with an aggregate fair value of $2.9 billion at the time of the contribution, to newly formed unconsolidated entities in exchange for noncontrolling mandatorily redeemable LIBOR-based preferred interests in those entities. The common equity of the investee entities is 95% owned by third parties that also maintain control over the assets. Subsequent to their formation, the investee entities loaned Anadarko an aggregate of $2.9 billion, each with a 35-year term. The Company accounts for its investment in these entities using the equity method of accounting. The carrying amount of these investments was $2.8 billion and the carrying amount of notes payable to affiliates was $2.9 billion at December 31, 2017. Anadarko’s noncontrolling interest may be redeemed beginning in 2022 by Anadarko or the owner of the controlling interest. Anadarko’s interest is mandatorily redeemable in 2037. Anadarko has legal right of setoff and intends to net settle its obligations under each of the notes payable to the investees with the distributable value of its interest in the corresponding investee. Accordingly, the investment for each entity and the related obligation are presented net on the Company’s Consolidated Balance Sheets. Other long-term liabilities—other included $46 million at December 31, 2017, and $48 million at December 31, 2016, and other assets included $4 million at December 31, 2017 and $2 million at December 31, 2016, related to these investments.
Interest on the notes issued by Anadarko is variable, and is equivalent to LIBOR plus a spread that fluctuates with Anadarko’s credit rating. The applicable interest rate was 2.59% at December 31, 2017, and 1.96% at December 31, 2016. The note payable agreement contains a quarterly covenant that provides for a maximum Anadarko debt-to-capital ratio of 67% (excluding the effect of non-cash write-downs). Anadarko was in compliance with this covenant at December 31, 2017. Other (income) expense, net includes interest expense on the notes payable of $64 million in 2017, $49 million in 2016, and $37 million in 2015, and equity (earnings) losses from Anadarko’s investments in the investee entities of $(56) million in 2017, $(33) million in 2016, and $15 million in 2015.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

9. Current Liabilities

Accounts Payable  Accounts payable, trade included liabilities of $219 million at December 31, 2017, and $262 million at December 31, 2016, representing the amount by which checks issued but not presented to the Company’s banks for collection exceeded balances in applicable bank accounts. Changes in these liabilities are classified as cash flows from financing activities.

Other Current Liabilities  The following summarizes the Company’s other current liabilities:

millions	December 31, 2017	December 31, 2016
Accrued income taxes	$71	$6
Interest payable	246	244
Production, property, and other taxes payable	216	239
Accrued employee benefits	210	355
Derivatives	384	175
Other	183	218
Total other current liabilities	$1,310	$1,237

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
The Company does not apply hedge accounting to any of its derivative instruments. As a result, gains and losses associated with derivative instruments are recognized currently in earnings. Net derivative losses attributable to derivatives previously subject to hedge accounting reside in accumulated other comprehensive income (loss) and are reclassified to earnings as the transactions to which the derivatives relate are recognized in earnings. See Note 21—Accumulated Other Comprehensive Income (Loss).

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

10. Derivative Instruments (Continued)

Oil and Natural-Gas Production/Processing Derivative Activities  The oil prices listed below are a combination of NYMEX WTI and Intercontinental Exchange, Inc. (ICE) Brent Blend prices. The natural-gas prices listed below are NYMEX Henry Hub prices. The following is a summary of the Company’s derivative instruments related to oil and natural-gas production/processing derivative activities at December 31, 2017:

2018 Settlement
Oil
Two-Way Collars (MBbls/d)	108
Average price per barrel
Ceiling sold price (call)	$60.48
Floor purchased price (put)	$50.00
Fixed-Price Contracts (MBbls/d)	84
Average price per barrel	$61.45
Natural Gas
Three-Way Collars (thousand MMBtu/d)	250
Average price per MMBtu
Ceiling sold price (call)	$3.54
Floor purchased price (put)	$2.75
Floor sold price (put)	$2.00

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
In January 2018, the Company entered into additional natural-gas fixed-price swaps consisting of 280 MMBtu/d at an average price of $3.02.

Marketing and Trading Derivative Activities  The Company had financial derivative transactions with notional volumes of natural gas totaling 17 Bcf at December 31, 2017, and 2 Bcf at December 31, 2016, that were entered into to mitigate commodity-price risk related to fixed-price purchase and sales contracts and storage activity.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

10. Derivative Instruments (Continued)

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
In June and July 2017, the Company amended certain interest-rate swaps with an aggregate notional principal amount of $750 million, extending the mandatory termination dates from 2018 to 2020, 2022, and 2023 in exchange for cash payments of approximately $72 million.
At December 31, 2017, the Company had outstanding interest-rate swaps with a notional amount of $1.6 billion due prior to or in September 2023 that manage interest-rate risk associated with the potential refinancing of the Company’s future debt maturities. Depending on market conditions, liability-management actions, or other factors, the Company may enter into offsetting interest-rate swap positions or settle or amend certain or all of the currently outstanding interest-rate swaps. The Company had the following outstanding interest-rate swaps at December 31, 2017:

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

Derivative settlements and collateralization are classified as cash flows from operating activities unless the derivatives contain an other-than-insignificant financing element, in which case the settlements and collateralization are classified as cash flows from financing activities. As a result of prior extensions of reference-period start dates without settlement of the related interest-rate derivative obligations, the interest-rate derivatives in the Company’s portfolio contain an other-than-insignificant financing element, and therefore, any settlements, collateralization, or cash payments for amendments related to these extended interest-rate derivatives are classified as cash flows from financing activities. Net cash payments related to settlements and amendments of interest-rate swap agreements were $112 million in 2017 and $274 million in 2016.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

10. Derivative Instruments (Continued)

Effect of Derivative Instruments—Balance Sheet The following summarizes the fair value of the Company’s derivative instruments at December 31:

millions	Gross Derivative Assets		Gross Derivative Liabilities
Balance Sheet Classification	2017	2016	2017	2016
Commodity derivatives
Other current assets	$7	$10	$(1)	$(3)
Other assets	2	9	—	—
Other current liabilities	45	66	(206)	(201)
Other liabilities	—	—	(2)	(12)
	54	85	(209)	(216)
Interest-rate derivatives
Other current assets	14	8	—	—
Other assets	40	23	—	—
Other current liabilities	—	—	(236)	(48)
Other liabilities	—	—	(1,183)	(1,328)
	54	31	(1,419)	(1,376)
Total derivatives	$108	$116	$(1,628)	$(1,592)

Effect of Derivative Instruments—Statement of Income  The following summarizes gains and losses related to derivative instruments:

millions
Classification of (Gain) Loss Recognized	2017	2016	2015
Commodity derivatives
Gathering, processing, and marketing sales (1)	$(4)	$6	$(1)
(Gains) losses on derivatives, net	3	147	(367)
Interest-rate derivatives
(Gains) losses on derivatives, net	132	139	268
Total (gains) losses on derivatives, net	$131	$292	$(100)
__________________________________________________________________

(1)	Represents the effect of Marketing and Trading Derivative Activities.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

10. Derivative Instruments (Continued)

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
The Company’s derivative instruments are subject to individually negotiated credit provisions that may require collateral of cash or letters of credit depending on the derivative’s portfolio valuation versus negotiated credit thresholds. These credit thresholds generally require full or partial collateralization of the Company’s obligations depending on certain credit-risk-related provisions, such as the Company’s credit ratings from S&P and Moody’s. As of December 31, 2017, the Company’s long-term debt was rated investment grade (BBB) by both S&P and Fitch and below investment grade (Ba1) by Moody’s. The Company may be required to post additional collateral with respect to its derivative instruments if its credit ratings decline below current levels. For example, based on year-end derivative positions, if Anadarko’s credit rating were to be downgraded one level by either S&P or Moody’s, the Company would be required to post additional collateral of up to approximately $50 million. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed was $1.4 billion (net of $170 million of collateral) at December 31, 2017, and $1.4 billion (net of $117 million of collateral) at December 31, 2016.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

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
The following summarizes the fair value of the Company’s derivative assets and liabilities, by input level within the fair-value hierarchy:

millions	Level 1	Level 2	Level 3	Netting (1)	Collateral	Total
December 31, 2017
Assets
Commodity derivatives	$1	$53	$—	$(46)	$(1)	$7
Interest-rate derivatives	—	54	—	—	—	54
Total derivative assets	$1	$107	$—	$(46)	$(1)	$61
Liabilities
Commodity derivatives	$(1)	$(208)	$—	$46	$3	$(160)
Interest-rate derivatives	—	(1,419)	—	—	170	(1,249)
Total derivative liabilities	$(1)	$(1,627)	$—	$46	$173	$(1,409)

December 31, 2016
Assets
Commodity derivatives	$2	$83	$—	$(69)	$—	$16
Interest-rate derivatives	—	31	—	—	—	31
Total derivative assets	$2	$114	$—	$(69)	$—	$47
Liabilities
Commodity derivatives	$(3)	$(213)	$—	$69	$6	$(141)
Interest-rate derivatives	—	(1,376)	—	—	117	(1,259)
Total derivative liabilities	$(3)	$(1,589)	$—	$69	$123	$(1,400)
__________________________________________________________________

(1)	Represents the impact of netting commodity derivative assets and liabilities with counterparties where the Company has the contractual right and intends to net settle.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

11. Tangible Equity Units

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

Settlement Rate per Purchase Contract (1)
Applicable Market Value of WGP Common Units (1)	WGP Common Units	APC Shares (if elected)
Exceeds $68.0643 (Threshold Appreciation Price)	0.7346 units (Minimum Settlement Rate)	a number of shares equal to (a) the Minimum Settlement Rate, multiplied by the applicable market value of WGP common units, divided by (b) 98% of the applicable market value of APC Shares
Less than or equal to the Threshold Appreciation Price, but greater than or equal to $56.7083 (Reference Price)	a number of units equal to $50.00, divided by the applicable market value of WGP common units	a number of shares equal to $50.00, divided by 98% of the applicable market value of APC Shares
Less than the Reference Price	0.8817 units (Maximum Settlement Rate)	a number of shares equal to (a) the Maximum Settlement Rate, multiplied by the applicable market value of WGP common units, divided by (b) 98% of the applicable market value of APC Shares
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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

11. Tangible Equity Units (Continued)

The WGP common units underlying the purchase contract are currently issued and outstanding, and are owned by a wholly owned subsidiary of Anadarko. In the event Anadarko elects to settle in APC Shares, the number of such shares issued and delivered upon settlement of each purchase contract is subject to adjustment and cannot exceed the APC Share cap of 4.0792 shares under any circumstance. The above fixed settlement rates for WGP common units and the APC Share cap are subject to adjustment upon the occurrence of certain specified dilutive events such as certain increases in the WGP distribution rate or the payment of dividends by Anadarko.

Debt Component  Each senior amortizing note has an initial principal amount of $10.95 and bears interest at 1.50% per year. Beginning September 7, 2015, Anadarko began paying equal quarterly cash installments of $0.9375 per amortizing note (except for the September 7, 2015 installment payment, which was $0.9063 per amortizing note). The payments constitute a payment of interest and partial repayment of principal, with the aggregate per-year payments of principal and interest equating to a 7.50% cash payment with respect to each TEU. The senior amortizing notes have a final installment payment date of June 7, 2018, and are senior unsecured obligations of the Company. For activity related to the senior amortizing notes, see Note 12—Debt and Interest Expense.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

12. Debt and Interest Expense

Debt Activity  The following summarizes the Company’s borrowing activity, after eliminating the effect of intercompany transactions:

	Carrying Value
millions	WES	WGP (1)	Anadarko (2)	Consolidated	Description
Balance at December 31, 2015	$2,691	$—	$12,957	$15,648
Issuances	—	—	794	794	4.850% Senior Notes due 2021 (3)
	—	—	1,088	1,088	5.550% Senior Notes due 2026 (3)
	—	—	1,088	1,088	6.600% Senior Notes due 2046 (3)
	495	—	—	495	WES 4.650% Senior Notes due 2026
	203	—	—	203	WES 5.450% Senior Notes due 2044
Borrowings	—	—	1,750	1,750	364-Day Facility
	600	—	—	600	WES RCF
	—	28	—	28	WGP RCF
Repayments	—	—	(1,749)	(1,749)	5.950% Senior Notes due 2016
	—	—	(1,994)	(1,994)	6.375% Senior Notes due 2017
	—	—	(1,750)	(1,750)	364-Day Facility
	(900)	—	—	(900)	WES RCF
	—	—	(250)	(250)	Commercial paper notes, net
	—	—	(34)	(34)	TEUs - senior amortizing notes
Other, net	2	—	59	61	Amortization of discounts, premiums, and debt issuance costs
Balance at December 31, 2016	$3,091	$28	$11,959	$15,078
Borrowings	370	—	—	370	WES RCF
Repayments	—	—	(6)	(6)	7.000% Debentures due 2027
	—	—	(3)	(3)	6.625% Debentures due 2028
	—	—	(1)	(1)	7.950% Debentures due 2029
	—	—	(34)	(34)	TEUs - senior amortizing notes
Other, net	4	—	50	54	Amortization of discounts, premiums, and debt issuance costs
Balance at December 31, 2017	$3,465	$28	$11,965	$15,458
__________________________________________________________________

(1)	Excludes WES.

(2)	Excludes WES and WGP

(3)	Represent senior notes issued in March 2016.

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
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

12. Debt and Interest Expense (Continued)

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

	December 31, 2017
millions	WES	WGP (1)	Anadarko (2)	Consolidated
7.050% Debentures due 2018	$—	$—	$114	$114
TEUs - senior amortizing notes due 2018	—	—	17	17
WES 2.600% Senior Notes due 2018	350	—	—	350
6.950% Senior Notes due 2019	—	—	300	300
8.700% Senior Notes due 2019	—	—	600	600
4.850% Senior Notes due 2021	—	—	800	800
WES 5.375% Senior Notes due 2021	500	—	—	500
WES 4.000% Senior Notes due 2022	670	—	—	670
3.450% Senior Notes due 2024	—	—	625	625
6.950% Senior Notes due 2024	—	—	650	650
WES 3.950% Senior Notes due 2025	500	—	—	500
WES 4.650% Senior Notes due 2026	500	—	—	500
5.550% Senior Notes due 2026	—	—	1,100	1,100
7.500% Debentures due 2026	—	—	112	112
7.000% Debentures due 2027	—	—	48	48
7.125% Debentures due 2027	—	—	150	150
6.625% Debentures due 2028	—	—	14	14
7.150% Debentures due 2028	—	—	235	235
7.200% Debentures due 2029	—	—	135	135
7.950% Debentures due 2029	—	—	116	116
7.500% Senior Notes due 2031	—	—	900	900
7.875% Senior Notes due 2031	—	—	500	500
Zero Coupon Senior Notes due 2036	—	—	2,360	2,360
6.450% Senior Notes due 2036	—	—	1,750	1,750
7.950% Senior Notes due 2039	—	—	325	325
6.200% Senior Notes due 2040	—	—	750	750
4.500% Senior Notes due 2044	—	—	625	625
WES 5.450% Senior Notes due 2044	600	—	—	600
6.600% Senior Notes due 2046	—	—	1,100	1,100
7.730% Debentures due 2096	—	—	61	61
7.500% Debentures due 2096	—	—	78	78
7.250% Debentures due 2096	—	—	49	49
WES RCF	370	—	—	370
WGP RCF	—	28	—	28
Total borrowings at face value	$3,490	$28	$13,514	$17,032
Net unamortized discounts, premiums, and debt issuance costs (3)	(25)	—	(1,549)	(1,574)
Total borrowings (4)	3,465	28	11,965	15,458
Capital lease obligations	—	—	231	231
Less short-term debt	—	—	142	142
Total long-term debt	$3,465	$28	$12,054	$15,547

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

12. Debt and Interest Expense (Continued)

	December 31, 2016
millions	WES	WGP (1)	Anadarko (2)	Consolidated
7.050% Debentures due 2018	—	—	114	114
TEUs - senior amortizing notes due 2018	—	—	51	51
WES 2.600% Senior Notes due 2018	350	—	—	350
6.950% Senior Notes due 2019	—	—	300	300
8.700% Senior Notes due 2019	—	—	600	600
4.850% Senior Notes due 2021	—	—	800	800
WES 5.375% Senior Notes due 2021	500	—	—	500
WES 4.000% Senior Notes due 2022	670	—	—	670
3.450% Senior Notes due 2024	—	—	625	625
6.950% Senior Notes due 2024	—	—	650	650
WES 3.950% Senior Notes due 2025	500	—	—	500
WES 4.650% Senior Notes due 2026	500	—	—	500
5.550% Senior Notes due 2026	—	—	1,100	1,100
7.500% Debentures due 2026	—	—	112	112
7.000% Debentures due 2027	—	—	54	54
7.125% Debentures due 2027	—	—	150	150
6.625% Debentures due 2028	—	—	17	17
7.150% Debentures due 2028	—	—	235	235
7.200% Debentures due 2029	—	—	135	135
7.950% Debentures due 2029	—	—	117	117
7.500% Senior Notes due 2031	—	—	900	900
7.875% Senior Notes due 2031	—	—	500	500
Zero Coupon Senior Notes due 2036	—	—	2,360	2,360
6.450% Senior Notes due 2036	—	—	1,750	1,750
7.950% Senior Notes due 2039	—	—	325	325
6.200% Senior Notes due 2040	—	—	750	750
4.500% Senior Notes due 2044	—	—	625	625
WES 5.450% Senior Notes due 2044	600	—	—	600
6.600% Senior Notes due 2046	—	—	1,100	1,100
7.730% Debentures due 2096	—	—	61	61
7.500% Debentures due 2096	—	—	78	78
7.250% Debentures due 2096	—	—	49	49
WGP RCF	—	28	—	28
Total borrowings at face value	$3,120	$28	$13,558	$16,706
Net unamortized discounts, premiums, and debt issuance costs (3)	(29)	—	(1,599)	(1,628)
Total borrowings (4)	3,091	28	11,959	15,078
Capital lease obligations	—	—	245	245
Less short-term debt	—	—	42	42
Total long-term debt	$3,091	$28	$12,162	$15,281
__________________________________________________________________

(1)	Excludes WES.

(2)	Excludes WES and WGP.

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
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

12. Debt and Interest Expense (Continued)

In a 2006 private offering, Anadarko received $500 million of loan proceeds upon issuing the Zero Coupons. The Zero Coupons mature in 2036 and have an aggregate principal amount due at maturity of approximately $2.4 billion, reflecting a yield to maturity of 5.24%. The Zero Coupons can be put to the Company in October of each year, in whole or in part, for the then-accreted value of the outstanding Zero Coupons. The accreted value of the outstanding Zero Coupons was $894 million at December 31, 2017. Anadarko’s Zero Coupons were classified as long-term debt on the Company’s Consolidated Balance Sheet at December 31, 2017, as the Company has the ability and intent to refinance these obligations using long-term debt, should the put be exercised.

Scheduled Maturities  Total principal amount of debt maturities related to borrowings for the five years ending December 31, 2022, excluding the potential repayment of the outstanding Zero Coupons that may be put by the holders to the Company annually, were as follows:

	Principal Amount of Debt Maturities
millions	WES	WGP (1)	Anadarko (2)	Consolidated
2018	$350	$—	$131	$481
2019	—	28	900	928
2020	370	—	—	370
2021	500	—	800	1,300
2022	670	—	—	670
__________________________________________________________________

(1)	Excludes WES.

(2)	Excludes WES and WGP.

Fair Value  The Company uses a market approach to determine the fair value of its fixed-rate debt using observable market data, which results in a Level 2 fair-value measurement. The carrying amount of floating-rate debt approximates fair value as the interest rates are variable and reflective of market rates. The estimated fair value of the Company’s total borrowings was $17.7 billion at December 31, 2017, and $17.1 billion at December 31, 2016.

Anadarko Borrowings  At December 31, 2017, Anadarko had a $3.0 billion senior unsecured RCF (APC RCF) and a $2.0 billion 364-day senior unsecured RCF (364-Day Facility). In January 2018, the Company amended the APC RCF to extend the maturity date to January 2022 and amended the 364-Day Facility to extend the maturity date to January 2019.
Borrowings under the APC RCF and the 364-Day Facility (collectively, the Credit Facilities) generally bear interest under one of two rate options, at Anadarko’s election, using either LIBOR (or Euro Interbank Offered Rate in the case of borrowings under the APC RCF denominated in Euro) or an alternate base rate, in each case plus an applicable margin ranging from 0.00% to 1.65% for the APC RCF and 0.00% to 1.675% for the 364-Day Facility. The applicable margin will vary depending on Anadarko’s credit ratings.
The Credit Facilities contain certain customary affirmative and negative covenants, including a financial covenant requiring maintenance of a consolidated indebtedness to total capitalization ratio of no greater than 65% (excluding the effect of non-cash write-downs), and limitations on certain secured indebtedness, sale-and-leaseback transactions, and mergers and other fundamental changes. At December 31, 2017, the Company had no outstanding borrowings under the Credit Facilities and was in compliance with all covenants.
In January 2015, the Company initiated a commercial paper program, which allows for a maximum of $3.0 billion of unsecured commercial paper notes and is supported by the APC RCF. The maturities of the commercial paper notes may vary, but may not exceed 397 days. As a result of Moody’s credit rating on Anadarko, the Company’s access to the commercial paper market has been eliminated. The Company has not issued commercial paper notes since the downgrade and had no outstanding borrowings under the commercial paper program at December 31, 2017.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

12. Debt and Interest Expense (Continued)

WES and WGP Borrowings  In July 2016, WES completed a public offering of $500 million aggregate principal amount of 4.650% Senior Notes due July 2026. Net proceeds were used to repay a portion of the amount outstanding under WES’s $1.2 billion senior unsecured RCF previously maturing in February 2019 (WES RCF), which is expandable to $1.5 billion. In October 2016, WES completed a public offering of $200 million aggregate principal amount of 5.450% Senior Notes due April 2044. Net proceeds were primarily used to repay amounts outstanding under the WES RCF, and the remaining proceeds were used for general partnership purposes, including capital expenditures. In December 2016, WES amended the WES RCF to extend the maturity date to February 2020. In February 2018, the WES RCF was amended to extend the maturity date from February 2020 to February 2023 and expand the borrowing capacity to $1.5 billion.
Borrowings under the WES RCF bear interest at LIBOR plus an applicable margin ranging from 0.975% to 1.45% depending on WES’s credit rating, or the greatest of (i) rates at a margin above the one-month LIBOR, (ii) the federal funds rate, or (iii) prime rates offered by certain designated banks. At December 31, 2017, WES had outstanding borrowings under its RCF of $370 million at an interest rate of 2.87%, had outstanding letters of credit of $5 million, and had available borrowing capacity of $825 million. At December 31, 2017, WES was in compliance with all covenants. WES’s $350 million 2.600% Senior Notes due August 2018 were classified as long-term debt on the Company’s Consolidated Balance Sheet at December 31, 2017, as WES has the ability and intent to refinance these obligations using long-term debt.
In March 2016, WGP entered into a $250 million senior secured RCF maturing in March 2019 (WGP RCF), which is expandable to $500 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions. Obligations under the WGP RCF are secured by a first priority lien on all of WGP’s assets (not including the consolidated assets of WES), as well as all equity interests owned by WGP. Borrowings under the WGP RCF bear interest at LIBOR (with a floor of 0%), plus applicable margins ranging from 2.00% to 2.75% depending on WGP’s consolidated leverage ratio, or at a base rate equal to the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, or (iii) LIBOR plus 1.00%, in each case plus applicable margins ranging from 1.00% to 1.75% based upon WGP’s consolidated leverage ratio. At December 31, 2017, WGP had outstanding borrowings under its RCF of $28 million at an interest rate of 3.57%, had available borrowing capacity of $222 million, and was in compliance with all covenants. In February 2018, WGP voluntarily reduced the aggregate commitments of the lenders under the WGP RCF to $35 million.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

12. Debt and Interest Expense (Continued)

Capital Lease Obligations  Construction of a FPSO for the Company’s TEN field in Ghana commenced in 2013. The Company recognized an asset and related obligation for its approximate 19% nonoperated participating interest share during the construction period. Upon completion of the construction in the third quarter of 2016, the Company reported the asset and related obligation as a capital lease of $225 million for the Company’s proportionate share of the fair value of the FPSO. The FPSO lease provides for an initial term of 10 years with annual renewal periods for an additional 10 years, annual purchase options that decrease over time, and no residual value guarantees. The capital lease asset will be depreciated over the estimated proved reserves of the TEN field using the UOP method, with the associated depreciation included in DD&A in the Company’s Consolidated Statement of Income. The capital lease obligation will be accreted to the present value of the minimum lease payments using the effective interest method. The Company made capital lease payments of $44 million in 2017.
At December 31, 2017, future minimum lease payments related to the Company’s capital leases were:

millions
2018	$53
2019	42
2020	43
2021	42
2022	42
Remaining years	365
Total future minimum lease payments	$587
Less portion representing imputed interest	356
Capital lease obligations	$231

Interest Expense  The following summarizes interest expense for the years ended December 31:

millions	2017	2016	2015
Debt and other	$1,003	$1,022	$989
Capitalized interest	(71)	(132)	(164)
Total interest expense	$932	$890	$825

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

13. Income Taxes

Following the adoption of the Tax Reform Legislation on December 22, 2017, the Company recognized a one-time deferred tax benefit of $1.2 billion, inclusive of a $236 million increase to the Company’s valuation allowance on its foreign tax credit carryforwards, due to the remeasurement of its U.S. deferred tax assets and liabilities based on the 21% corporate tax rate. The Company did not recognize U.S. income tax expense related to the deemed repatriation of its foreign income as required by the Tax Reform Legislation as any U.S. taxes will be offset with foreign tax credits.
The Company regards all of these items as provisional amounts since the amounts are based on reasonable estimates of material temporary difference changes in 2017 and its state tax apportionment ratios. The provisional federal tax benefit is included in the deferred tax liability balance as presented on the Company’s Consolidated Balance Sheet. The Company expects to adjust this provisional amount in subsequent periods when more information becomes available as the Company prepares its 2017 federal and state tax filings. The Company will complete its analysis of the income tax effects of the Tax Reform Legislation before the end of the measurement period on December 21, 2018.

The following summarizes components of income tax expense (benefit) for the years ended December 31:

millions	2017	2016	2015
Current
Federal	$236	$(140)	$(177)
State	48	(1)	(18)
Foreign	414	378	495
	698	237	300
Deferred
Federal	(2,082)	(1,020)	(2,929)
State	(17)	(148)	(145)
Foreign	(76)	(90)	(103)
	(2,175)	(1,258)	(3,177)
Total income tax expense (benefit)	$(1,477)	$(1,021)	$(2,877)

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

13. Income Taxes (Continued)

Total income taxes differed from the amounts computed by applying the U.S. federal statutory income tax rate to income (loss) before income taxes. The following summarizes the sources of these differences for the years ended December 31:

millions except percentages	2017	2016	2015
Income (loss) before income taxes
Domestic	$(1,322)	$(3,728)	$(9,155)
Foreign	(366)	(101)	(534)
Total	$(1,688)	$(3,829)	$(9,689)
U.S. federal statutory tax rate	35%	35%	35%
Tax computed at the U.S. federal statutory rate	$(591)	$(1,340)	$(3,391)
(Income) loss attributable to noncontrolling interests	(85)	(92)	42
Adjustments resulting from
State income taxes (net of federal income tax benefit)	25	(108)	(81)
U.S. federal tax reform	(1,168)	—	—
Tax impact from foreign operations	166	80	299
Non-deductible Algerian exceptional profits tax	110	106	102
Net changes in uncertain tax positions	90	90	54
Dispositions of non-deductible goodwill	6	205	62
Other, net	(30)	38	36
Total income tax expense (benefit)	$(1,477)	$(1,021)	$(2,877)
Effective tax rate	88%	27%	30%

The following summarizes components of total deferred taxes at December 31:

millions	2017	2016
Federal	$(1,758)	$(3,805)
State, net of federal	(200)	(173)
Foreign	(255)	(332)
Total deferred taxes	$(2,213)	$(4,310)

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

13. Income Taxes (Continued)

The following summarizes tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31:

millions	2017	2016
Deferred tax liabilities
Oil and gas exploration and development operations	$(2,599)	$(5,025)
Midstream and other depreciable properties	(543)	(870)
Mineral operations	(312)	(550)
Other	(54)	(147)
Gross long-term deferred tax liabilities	(3,508)	(6,592)
Deferred tax assets
Oil and gas exploration and development costs	309	250
Foreign and state net operating loss carryforwards	562	648
U.S. foreign tax credit carryforwards	2,685	1,834
Compensation and benefit plans	365	672
Mark to market on derivatives	232	324
Other	166	309
Gross long-term deferred tax assets	4,319	4,037
Valuation allowances on deferred tax assets not expected to be realized	(3,024)	(1,755)
Net long-term deferred tax assets	1,295	2,282
Total deferred taxes	$(2,213)	$(4,310)

The valuation allowance primarily relates to U.S. foreign tax credit carryforwards and foreign and state net operating loss carryforwards, which reduces the Company’s net deferred tax asset to an amount that will more likely than not be realized within the carryforward period.

The following summarizes changes in the balance of valuation allowances on deferred tax assets:

millions	2017	2016	2015
Balance at January 1	$(1,755)	$(1,403)	$(864)
Changes due to U.S. foreign tax credits	(1,287)	(477)	(384)
Changes due to foreign and state net operating loss carryforwards	75	13	10
Changes due to foreign capitalized costs	(57)	112	(165)
Balance at December 31	$(3,024)	$(1,755)	$(1,403)

Tax carryforwards available for use on future income tax returns, prior to valuation allowance, at December 31, 2017, were as follows:

millions	Domestic	Foreign	Expiration
Net operating loss—foreign	$—	$1,184	2018 - Indefinite
Net operating loss—state	$4,452	$—	2018-2037
Foreign tax credits	$2,685	$—	2023-2028
Texas margins tax credit	$30	$—	2026

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

13. Income Taxes (Continued)

The following summarizes taxes receivable (payable) related to income tax expense (benefit) at December 31:

millions
Balance Sheet Classification	2017	2016
Income taxes receivable
Accounts receivable—other	$53	$180
Other assets	101	67
	154	247
Income taxes (payable)
Other current liabilities	(71)	(6)
Total net income taxes receivable (payable)	$83	$241

Changes in the balance of unrecognized tax benefits, excluding interest and penalties on uncertain tax positions, were as follows:

	Assets (Liabilities)
millions	2017	2016	2015
Balance at January 1	$(1,456)	$(1,780)	$(1,687)
Increases related to prior-year tax positions	(15)	(86)	(99)
Decreases related to prior-year tax positions	214	436	89
Increases related to current-year tax positions	(72)	(26)	(263)
Settlements	12	—	180
Balance at December 31	$(1,317)	$(1,456)	$(1,780)

The December 31, 2017 ending balance of unrecognized tax benefits includes potential benefits of $1.29 billion, of which, if recognized, $1.25 billion would affect the effective tax rate on income. Also included are benefits of $27 million related to tax positions for which the ultimate deductibility is highly certain, but the timing of such deductibility is uncertain.
The Company recognized a net tax benefit of $346 million as of December 31, 2017, and $576 million as of December 31, 2016, related to the deduction of its 2015 settlement payment for the Tronox Adversary Proceeding. This benefit is net of uncertain tax positions of $1.2 billion as of December 31, 2017, and $1.3 billion as of December 31, 2016, due to uncertainty related to the deductibility of the settlement payment. The tax benefit and related uncertain tax position decreased as a result of the Tax Reform Legislation. Due to the deduction of the settlement payment, the Company had a net operating loss carryback for 2015, which resulted in a tentative tax refund of $881 million in 2016. The IRS has audited this position and issued a draft notice of proposed adjustment denying the deductibility of the settlement payment. The Company disagrees and plans to defend its tax position. Accordingly, the Company has not revised its estimate of the benefit that will ultimately be realized. It is reasonably possible the amount of uncertain tax position and/or tax benefit could materially change as the Company defends its tax position through the appeals process and other available avenues. The Company could be required to repay all or a portion of the tentative refund received with interest prior to determining the final outcome of its position either upon IRS request or litigation of the matter in District or Federal Claims Court. If the payment is ultimately determined not to be deductible, the Company would be required to repay the tentative refund received plus interest and reverse the net benefit of $346 million previously recognized in its consolidated financial statements.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

13. Income Taxes (Continued)

Income tax audits and the Company’s acquisition and divestiture activity have given rise to tax disputes in U.S. and foreign jurisdictions. See Note 17—Contingencies—Litigation. Over the next 12 months, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by $20 million to $50 million due to settlements with taxing authorities or lapse in statutes of limitation. Management does not believe that the final resolution of outstanding tax audits and litigation would have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows, except for the potential impact related to the outcome of the deductibility of the Tronox settlement payment.
The Company accrued approximately $86 million of interest related to uncertain tax positions at December 31, 2017, and $31 million at December 31, 2016. The Company recognized interest and penalties in income tax expense (benefit) of $55 million during 2017 and $21 million during 2016.
Anadarko is subject to audit by tax authorities in the U.S. federal, state, and local tax jurisdictions as well as in various foreign jurisdictions. The following lists the tax years subject to examination by major tax jurisdiction:

Tax Years
United States	2012-2017
Algeria	2014-2017
Ghana	2014-2017

14. Asset Retirement Obligations

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

millions	2017	2016
Carrying amount at January 1	$2,931	$2,059
Liabilities acquired (1)	4	813
Liabilities incurred	191	93
Property dispositions	(154)	(88)
Liabilities settled	(135)	(225)
Accretion expense	144	100
Revisions in estimated liabilities	(187)	179
Carrying amount at December 31	$2,794	$2,931
__________________________________________________________________

(1)	In December 2016, the Company closed the GOM Acquisition. See Note 3—Acquisitions, Divestitures, and Assets Held for Sale for additional information.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

15. Conveyance of Future Hard-Minerals Royalty Revenues

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
Proceeds from this transaction were accounted for as deferred revenues and are included in other current liabilities and other long-term liabilities - other on the Company’s Consolidated Balance Sheet. The deferred revenues will be amortized to other revenues, included in gains (losses) on divestitures and other, net, on a unit-of-revenue basis over the term of the agreement. Net proceeds received from the third party were reported in financing activities on the Company’s Consolidated Statement of Cash Flows. Semi-annual payments to the third party are scheduled on March 1 and September 1 of each year through March 1, 2026. The specified future amounts that the Company expects to pay and the payment timing are subject to change based upon the actual royalties received by the Company during the term of the conveyance. Royalties received by Anadarko under this agreement are reported in operating activities on the Company’s Consolidated Statement of Cash Flows. The semi-annual payments to the third party, up to the aggregate amount of the $413 million net proceeds the Company received for the conveyance in the first quarter of 2016, are reported in financing activities on the Company’s Consolidated Statement of Cash Flows. Any additional payments to the third party are reported in operating activities on the Company’s Consolidated Statement of Cash Flows to offset the royalties received.
During the year ended December 31, 2017, the Company amortized $38 million of deferred revenues as a result of this agreement. The Company made two semi-annual payments totaling $50 million for royalties in 2017. The following summarizes the remaining amounts that the Company expects to pay, prior to the potential 3% to 4% of any excess described above:

millions
2018	$50
2019	52
2020	56
2021	57
2022	58
Later years	204
Total	$477

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

16. Commitments

Operating Leases  At December 31, 2017, the Company had $611 million in long-term drilling rig commitments that are accounted for as operating leases. These drilling rig operating leases expire at various dates through 2020. The Company also had $323 million of various commitments under non-cancelable operating lease agreements for production platforms and equipment, buildings, facilities, compressors, aircraft, and vessels. These operating leases expire at various dates through 2033. Certain of these operating leases contain residual value guarantees at the end of the lease term of $82 million at December 31, 2017. No liability was accrued for residual value guarantees. In addition, these operating leases include options to purchase the leased property during or at the end of the lease term for the fair market value or other specified amount at that time. The following summarizes future minimum lease payments under operating leases at December 31, 2017:

millions
2018	$465
2019	259
2020	94
2021	38
2022	26
Later years	52
Total future minimum lease payments	$934
Anadarko has entered into various agreements to secure drilling rigs necessary to support the execution of its drilling plans over the next several years. The table of future minimum lease payments above includes $586 million related to four offshore drilling vessels and $25 million related to certain contracts for U.S. onshore drilling rigs. Lease payments associated with the drilling of exploratory wells and development wells net of amounts billed to partners will initially be capitalized as a component of oil and gas properties and either depreciated or impaired in future periods or written off as exploration expense.
Total rent expense, net of sublease income and amounts capitalized, amounted to $55 million in 2017, $73 million in 2016, and $77 million in 2015. Total rent expense included contingent rent expense related to transportation and processing fees of $3 million in 2017, $6 million in 2016, and $17 million in 2015.

Other Commitments  Anadarko has various long-term contractual commitments pertaining to oil and natural-gas activities such as work-related commitments for drilling wells, obtaining and processing seismic data, and fulfilling rig commitments. Anadarko also enters into various processing, transportation, storage, and purchase agreements to access markets and provide flexibility to sell its oil, natural gas, and NGLs in certain areas. These agreements expire at various dates through 2033. The following summarizes the gross aggregate future payments under these contracts at December 31, 2017:

millions
2018	$1,267
2019	1,069
2020	968
2021	756
2022	605
Later years	1,437
Total (1)	$6,102
__________________________________________________________________

(1)	Excludes purchase commitments for jointly owned fields and facilities for which the Company is not the operator.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

17. Contingencies

The Company is a defendant in a number of lawsuits, is involved in governmental proceedings, and is subject to regulatory controls arising in the ordinary course of business, including personal injury claims; property damage claims; title disputes; tax disputes; royalty claims; contract claims; contamination claims relating to oil and gas exploration, production, transportation, and processing; and environmental claims, including claims involving assets owned by acquired companies and claims involving assets previously sold to third parties and no longer a part of the Company’s current operations. As of December 31, 2017, the Company had $16 million accrued for litigation-related contingencies. Anadarko is also subject to various environmental-remediation and reclamation obligations arising from federal, state, and local laws and regulations. While the ultimate outcome and impact on the Company cannot be predicted with certainty, after consideration of recorded expense and liability accruals, management believes that the resolution of pending proceedings will not have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.

Litigation  In December 2008, Anadarko sold its interest in the Peregrino heavy-oil field offshore Brazil. The Company is currently litigating a dispute with the Brazilian tax authorities regarding the tax rate applicable to the transaction. In December 2008, the Company deposited the amount of tax originally in dispute in a Brazilian real-denominated judicially-controlled Brazilian bank account pending final resolution of the matter. At December 31, 2017, the deposit of $103 million is included in other assets on the Company’s Consolidated Balance Sheet.
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
The Company believes that it will more likely than not prevail in the Brazilian Superior Court and the Brazilian Supreme Court. Therefore, no tax liability has been recorded for Peregrino divestiture-related litigation at December 31, 2017. The Company continues to vigorously defend its tax position in the Brazilian courts.

Guarantees and Indemnifications  The Company provides certain indemnifications in relation to asset dispositions. These indemnifications typically relate to disputes, litigation, or tax matters existing at the date of disposition.

Environmental Matters  Anadarko is also subject to various environmental-remediation and reclamation obligations arising from federal, state, and local laws and regulations. The Company’s Consolidated Balance Sheets include liabilities for remediation and reclamation obligations of $113 million at December 31, 2017, and $118 million at December 31, 2016. The current portion of these amounts was included in other current liabilities and the long-term portion of these amounts was included in other long-term liabilities—other on the Company’s Consolidated Balance Sheets. The Company continually monitors remediation and reclamation processes and adjusts its liability for these obligations as necessary.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

18. Restructuring Charges

In the first quarter of 2016, the Company initiated a workforce reduction program to align the size and composition of its workforce with its expected future operating and capital plans. Employee notifications related to the workforce reduction program were completed by June 30, 2016. The Company recognized restructuring charges included in G&A in the Company’s Consolidated Statements of Income of $389 million during the year ended December 31, 2016. All restructuring charges were recognized in 2016, with the exception of $21 million, primarily related to defined-benefit pension settlement expense, which was recognized during 2017 for lump-sum payments to terminated participants.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

19. Pension Plans, Other Postretirement Benefits, and Defined-Contribution Plans

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
The following sets forth changes in the benefit obligations and fair value of plan assets for the Company’s pension and other postretirement benefit plans for the years ended December 31, 2017 and 2016, as well as the funded status of the plans and amounts recognized in the financial statements at December 31, 2017 and 2016:

	Pension Benefits		Other Benefits
millions	2017	2016	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$2,301	$2,431	$296	$266
Service cost	87	99	2	3
Interest cost	84	95	12	12
Actuarial (gain) loss (1)	130	211	14	34
Participant contributions	—	—	5	4
Benefit payments	(396)	(513)	(27)	(23)
Foreign-currency exchange-rate changes	12	(22)	—	—
Benefit obligation at end of year (2)	$2,218	$2,301	$302	$296
Change in plan assets
Fair value of plan assets at beginning of year	$1,340	$1,674	$—	$—
Actual return on plan assets	209	107	—	—
Employer contributions	254	101	22	19
Participant contributions	—	—	5	4
Benefit payments	(396)	(513)	(27)	(23)
Foreign-currency exchange-rate changes	17	(29)	—	—
Fair value of plan assets at end of year	$1,424	$1,340	$—	$—

Funded status of the plans at end of year	$(794)	$(961)	$(302)	$(296)

Amounts recognized on the balance sheet
Other assets	$58	$44	$—	$—
Other current liabilities	(16)	(66)	(21)	(23)
Other long-term liabilities—other	(836)	(939)	(281)	(273)
Total	$(794)	$(961)	$(302)	$(296)

Amounts recognized in accumulated other comprehensive income
Prior service (credit) cost	$—	$—	$(26)	$(50)
Net actuarial (gain) loss	501	616	14	—
Total	$501	$616	$(12)	$(50)
__________________________________________________________________

(1)
Includes $19 million of settlement losses for pension benefits at December 31, 2017, and $44 million of termination benefits at December 31, 2016, associated with the Company’s workforce reduction program initiated in the first quarter of 2016. See Note 18—Restructuring Charges.

(2)	The accumulated benefit obligation for all defined-benefit pension plans was $1.9 billion at December 31, 2017 and $2.0 billion at December 31, 2016.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

19. Pension Plans, Other Postretirement Benefits, and Defined-Contribution Plans (Continued)

The following summarizes the Company’s defined-benefit pension plans with accumulated benefit obligations in excess of plan assets for the years ended December 31:

millions	2017	2016
Projected benefit obligation	$2,079	$2,175
Accumulated benefit obligation	1,749	1,866
Fair value of plan assets	1,227	1,171

The following summarizes the Company’s pension and other postretirement benefit cost for the years ended December 31:

	Pension Benefits			Other Benefits
millions	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost
Service cost	$87	$99	$118	$2	$3	$9
Interest cost	84	95	101	12	12	15
Expected (return) loss on plan assets	(84)	(97)	(109)	—	—	—
Amortization of net actuarial (gain) loss	25	42	52	—	—	—
Amortization of net prior service (credit) cost	(1)	—	—	(24)	(25)	(4)
Settlement expense (1)	91	146	11	—	—	—
Termination benefits expense (1)	4	44	—	—	—	—
Curtailment expense (1)	—	8	—	—	—	—
Net periodic benefit cost	$206	$337	$173	$(10)	$(10)	$20
__________________________________________________________________

(1)	Settlement expense, termination benefits expense, and curtailment expense for 2016 relate to the workforce reduction program initiated in the first quarter of 2016. See Note 18—Restructuring Charges.

The following summarizes the amounts recognized in other comprehensive income (before tax benefit) for the years ended December 31:

	Pension Benefits			Other Benefits
millions	2017	2016	2015	2017	2016	2015
Amounts recognized in other comprehensive income (expense)
Net actuarial gain (loss)	$—	$(150)	$22	$(14)	$(25)	$27
Amortization of net actuarial (gain) loss	116	188	63	—	—	—
Net prior service credit (cost)	—	—	—	—	—	89
Amortization of net prior service (credit) cost	(1)	—	—	(24)	(34)	(4)
Total amounts recognized in other comprehensive income (expense)	$115	$38	$85	$(38)	$(59)	$112

The Company amortizes prior service costs (credits) on a straight-line basis over the average remaining service period of employees expected to receive benefits under each plan. Actuarial gains and losses that exceed 10% of the greater of the projected benefit obligation and the market-related value of assets are amortized over the average remaining service period of participating employees expected to receive benefits under each plan. In 2018, an estimated $24 million of net actuarial loss and $24 million of net prior service credit for the pension and other postretirement plans will be amortized from accumulated other comprehensive income into net periodic benefit cost.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

19. Pension Plans, Other Postretirement Benefits, and Defined-Contribution Plans (Continued)

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
The following summarizes the weighted-average assumptions used by the Company in determining the pension and other postretirement benefit obligations and net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
Benefit obligation assumptions
Discount rate	3.62%	4.06%	4.50%	3.75%	4.26%	5.00%
Rates of increase in compensation levels	5.36%	5.40%	5.25%	5.46%	5.48%	5.50%
Net periodic benefit cost assumptions
Discount rate	4.06%	4.62%	4.00%	4.26%	5.00%	4.25%
Long-term rate of return on plan assets	6.12%	6.77%	6.75%	N/A	N/A	N/A
Rates of increase in compensation levels	5.40%	5.34%	5.25%	5.48%	5.41%	5.25%

An annual rate of increase indexed to the Consumer Price Index is assumed for purposes of measuring other postretirement benefit obligations. A rate of 2.00% at December 31, 2017 and 2016, and 1.75% at December 31, 2015 was assumed for purposes of measuring other postretirement benefit obligations.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

19. Pension Plans, Other Postretirement Benefits, and Defined-Contribution Plans (Continued)

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
Although investment managers may, at their discretion and within investment guidelines, invest in Anadarko securities, there are no direct investments in Anadarko securities included in plan assets. There may be, however, indirect investments in Anadarko securities through the plans’ collective fund investments. The expected long-term rate of return on plan assets assumption was determined using the year-end 2017 pension investment balances by asset class and expected long-term asset allocation. The expected return for each asset class reflects capital-market projections formulated using a forward-looking building-block approach while also taking into account historical return trends and current market conditions. Equity returns generally reflect long-term expectations of real earnings growth, dividend yield, changes in valuation, and inflation. Returns on fixed-income securities are generally developed based on expected cash returns and risk spread (as appropriate), adjusted for the expected effect that changing yields have on the rate of return. Other asset-class returns are generally derived from their relationship to the equity and fixed-income markets.

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

19. Pension Plans, Other Postretirement Benefits, and Defined-Contribution Plans (Continued)

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
The fair value of the Company’s pension plan assets by asset class and input level within the fair-value hierarchy were as follows:

millions
December 31, 2017	Level 1	Level 2	Level 3 (3)	Total
Investments
Cash and cash equivalents	$1	$—	$—	$1
Fixed income	55	31	—	86
Equity securities	185	—	—	185
Other
Real estate	—	—	13	13
Other	—	53	—	53
Investments measured at net asset value (1)	—	—	—	1,086
Total investments (2)	$241	$84	$13	$1,424

December 31, 2016
Investments
Cash and cash equivalents	$2	$—	$—	$2
Fixed income	59	33	—	92
Equity securities	347	—	—	347
Other
Real estate	—	—	10	10
Other	—	28	—	28
Investments measured at net asset value (1)	—	—	—	861
Total investments (2)	$408	$61	$10	$1,340
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

(3)
The changes in level 3 investments of $3 million for the year ended December 31, 2017, and $(3) million for the year ended December 31, 2016, were attributable to the actual return on plan assets still held at the reporting date.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

19. Pension Plans, Other Postretirement Benefits, and Defined-Contribution Plans (Continued)

Cash Contributions and Expected Benefit Payments  While reported benefit obligations exceed the fair value of pension and other postretirement plan assets at December 31, 2017, the Company monitors the status of its funded pension plans to ensure that plan funds are sufficient to continue paying benefits. Contributions to funded plans increase plan assets, while contributions to unfunded plans are used to fund current benefit payments.
The following summarizes the Company’s contributions for 2017 and expected contributions for 2018:

millions	Expected 2018	2017
Funded pension plans	$114	$167
Unfunded pension plans	16	87
Unfunded other postretirement plans	22	22
Total	$152	$276

The following summarizes estimated benefit payments for the next 10 years, including benefit increases due to continuing employee service:

millions	Pension Benefit Payments	Other Benefit Payments
2018	$138	$22
2019	155	21
2020	154	21
2021	166	20
2022	195	20
2023-2027	938	90

Defined-Contribution Plans  The Company maintains several defined-contribution benefit plans, the most significant of which is the Anadarko Employee Savings Plan (ESP). All regular employees of the Company on its U.S. payroll are eligible to participate in the ESP by making elective contributions that are matched by the Company, subject to certain limitations. The Company recognized expense related to these plans of $63 million for 2017, $64 million for 2016, and $76 million for 2015.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

20. Stockholders’ Equity

Common Stock  The Company announced a $2.5 billion share-repurchase program in September 2017, which was expanded to $3.0 billion in February 2018. The program authorizes the repurchase of the Company’s common stock in the open-market or through private transactions through the end of 2018. In October 2017, Anadarko entered into an ASR Agreement to repurchase $1.0 billion of the Company’s common stock as part of the $3.0 Billion Share-Repurchase Program. Under the terms of the agreement, the Company paid $1.0 billion in cash and received an initial delivery of 15.7 million shares of the Company’s common stock. The initial delivery of shares represented the minimum number of shares to be repurchased under the agreement. Upon completion of the transaction in December 2017, the Company received an additional 5.1 million shares as determined by the volume-weighted average price of the shares during the term less a negotiated settlement price adjustment. During the fourth quarter of 2017, the Company repurchased an additional 1.1 million shares for $59 million through open-market purchases. At December 31, 2017, the Company had repurchased 21.9 million shares for approximately $1.1 billion (average price of $48.33 per share) under an ASR Agreement and through open-market purchases. These transactions were accounted for as equity transactions, with all of the repurchased shares classified as treasury stock. Additionally, the receipt of these shares reduced the average number of shares of common stock outstanding used to compute both basic and diluted earnings per share (EPS).
In February 2018, Anadarko completed a repurchase of 8.5 million shares for $500 million (average price of $58.82 per share) under an additional ASR Agreement.
In September 2016, the Company completed a public offering of 40.5 million shares of its common stock at a price of $53.23 per share. Net proceeds of $2.16 billion from this equity issuance were primarily used to fund the GOM Acquisition, with the remainder used for general corporate purposes. See Note 3—Acquisitions, Divestitures, and Assets Held for Sale. The following summarizes the changes in the Company’s outstanding shares of common stock:

millions	2017	2016	2015
Shares of common stock issued
Shares at January 1	572	528	526
Exercise of stock options	—	1	1
Issuance of common stock	—	41	—
Issuance of restricted stock	2	2	1
Shares at December 31	574	572	528
Shares of common stock held in treasury
Shares at January 1	21	20	19
Purchase of treasury stock	22	—	—
Shares received for restricted stock vested and stock options exercised	—	1	1
Shares at December 31	43	21	20
Shares of common stock outstanding at December 31	531	551	508

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

20. Stockholders’ Equity (Continued)

Earnings Per Share  The Company’s basic EPS is computed based on the average number of shares of common stock outstanding for the period and includes the effect of any participating securities and TEUs as appropriate. Diluted EPS includes the effect of the Company’s outstanding stock options, restricted stock awards, restricted stock units, TEUs, and WES Series A Preferred units, if the inclusion of these items is dilutive.
The following provides a reconciliation between basic and diluted EPS attributable to common stockholders for the years ended December 31:

millions except per-share amounts	2017	2016	2015
Net income (loss)
Net income (loss) attributable to common stockholders	$(456)	$(3,071)	$(6,692)
Income (loss) effect of TEUs	(7)	(6)	—
Less distributions on participating securities	1	1	3
Basic	$(464)	$(3,078)	$(6,695)
Income (loss) effect of TEUs	(2)	(1)	—
Diluted	$(466)	$(3,079)	$(6,695)
Shares
Average number of common shares outstanding—basic	548	522	508
Average number of common shares outstanding—diluted	548	522	508
Excluded due to anti-dilutive effect	11	11	11
Net income (loss) per common share
Basic	$(0.85)	$(5.90)	$(13.18)
Diluted	$(0.85)	$(5.90)	$(13.18)

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

21. Accumulated Other Comprehensive Income (Loss)

The following summarizes the after-tax changes in the balances of accumulated other comprehensive income (loss):

millions	Interest-rate Derivatives Previously Subject to Hedge Accounting	Pension and Other Postretirement Plans	Total
Balance at December 31, 2014	$(48)	$(469)	$(517)
Other comprehensive income (loss), before reclassifications	—	87	87
Reclassifications to Consolidated Statement of Income	6	41	47
Net other comprehensive income (loss)	6	128	134
Balance at December 31, 2015	$(42)	$(341)	$(383)
Other comprehensive income (loss), before reclassifications	—	(107)	(107)
Reclassifications to Consolidated Statement of Income	5	94	99
Net other comprehensive income (loss)	5	(13)	(8)
Balance at December 31, 2016	$(37)	$(354)	$(391)
Other comprehensive income (loss), before reclassifications	—	(10)	(10)
Reclassifications to Consolidated Statement of Income	2	61	63
Net other comprehensive income (loss)	2	51	53
Balance at December 31, 2017	$(35)	$(303)	$(338)

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

22. Share-Based Compensation

At December 31, 2017, 27 million shares of the 42 million shares of Anadarko common stock authorized for awards under active share-based compensation plans remained available for future issuance. The Company generally issues new shares to satisfy awards under employee share-based payment plans. The number of shares available is reduced by awards granted. The following summarizes share-based compensation expense for the years ended December 31:

millions	2017	2016	2015
Restricted stock (1)	$145	$175	$157
Stock options (1)	17	20	19
Other equity-classified awards	1	2	1
Value creation plan	—	—	(4)
Performance-based unit awards (1)	(13)	38	(1)
Pretax share-based compensation expense	$150	$235	$172
Income tax benefit	$35	$86	$64
__________________________________________________________________

(1)
Includes restructuring charges of $(7) million for performance-based unit awards in 2017 and $31 million for restricted stock, $1 million for stock options, and $7 million for performance-based unit awards in 2016. See Note 18—Restructuring Charges for further discussion.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

22. Share-Based Compensation (Continued)

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
Non-employee directors are granted deferred shares, which are also considered restricted stock, that are held in a grantor trust by the Company until payable. Non-employee directors may elect to receive these shares in a lump-sum payment or in annual installments.
The following summarizes the Company’s restricted stock activity:

	Shares (millions)	Weighted-Average Grant-Date Fair Value (per share)
Non-vested at January 1, 2017	4.54	$62.74
Granted	2.60	$59.92
Vested	(2.21)	$67.02
Forfeited	(0.24)	$60.95
Non-vested at December 31, 2017	4.69	$59.24

The weighted-average grant-date fair value per share of restricted stock granted was $52.03 during 2016 and $79.40 during 2015. The total fair value of restricted shares vested was $132 million during 2017, $114 million during 2016, and $141 million during 2015, based on the market price at the vesting date. At December 31, 2017, total unrecognized compensation cost related to restricted stock of $185 million is expected to be recognized over a weighted-average remaining service period of 2.0 years.

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

22. Share-Based Compensation (Continued)

The Company used the following weighted-average assumptions to estimate the fair value of stock options granted:

	2017	2016	2015
Weighted-average grant-date fair value	$14.77	$15.92	$18.18
Assumptions
Expected option life—years	4.8	4.1	4.9
Volatility	33.6%	38.2%	32.4%
Risk-free interest rate	2.0%	1.3%	1.4%
Dividend yield	0.4%	0.6%	1.4%

The following summarizes the Company’s stock option activity:

	Shares (millions)	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2017	6.62	$76.10
Granted	1.48	$49.82
Exercised (1)	—	$47.20
Forfeited or expired	(1.53)	$70.71
Outstanding at December 31, 2017	6.57	$71.44	3.64	$7.4
Vested or expected to vest at December 31, 2017	6.57	$71.44	3.64	$7.4
Exercisable at December 31, 2017	4.41	$79.86	2.29	$0.1
__________________________________________________________________

(1)
The total intrinsic value of stock options exercised was zero during 2017, $7 million during 2016, and $23 million during 2015, based on the difference between the market price at the exercise date and the exercise price.

Cash received from stock option exercises was zero in 2017, $30 million in 2016, and $28 million in 2015, and the tax benefit from these exercises were zero in 2017, $2 million in 2016, and $8 million in 2015.
At December 31, 2017, total unrecognized compensation cost related to stock options of $30 million is expected to be recognized over a weighted-average remaining service period of 2.1 years.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

22. Share-Based Compensation (Continued)

Liability-Classified Awards

Value Creation Plan  As a part of its employee compensation program, the Company offered an incentive compensation program that provided non-officer employees the opportunity to earn cash bonus awards based on the Company’s TSR for the year, compared to the TSR of a predetermined group of peer companies. The Company paid $134 million during 2015. The Value Creation Plan was discontinued as an active plan after 2014.

Performance-Based Unit Awards  Certain officers of the Company were provided Performance Unit Award Agreements with three-year performance periods. The vesting of these units is based on comparing the Company’s TSR to the TSR of a predetermined group of peer companies over the specified performance period, with the ultimate value of any vested units determined by the Company’s share price at the time of payment, as each performance unit represents the value of one share of the Company’s common stock. Following the end of each performance period, the value of the vested performance units, if any, is paid in cash. The Company paid $10 million related to vested performance units in 2017, $6 million in 2016, and $9 million in 2015. At December 31, 2017, the Company’s liability under Performance Unit Award Agreements was $26 million, with total unrecognized compensation cost related to these awards of $40 million expected to be recognized over a weighted-average remaining performance period of 2.1 years.
23. Noncontrolling Interests

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
WES Class C units issued to Anadarko will convert into WES common units on a one-for-one basis on the conversion date, which was extended in February 2017 from December 31, 2017, to March 1, 2020. The Class C units receive quarterly distributions in the form of additional Class C units until the March 1, 2020 conversion date unless WES elects to convert the units to common units earlier or Anadarko elects to extend the conversion date. WES distributed 886 thousand Class C units to Anadarko during 2017, 946 thousand Class C units during 2016, and 498 thousand Class C units during 2015. WES issued approximately 874 thousand common units to the public and raised net proceeds of $57 million in 2015.
WGP is a limited partnership formed by Anadarko to own interests in WES. Anadarko sold 12.5 million WGP common units to the public for net proceeds of $476 million in 2016, and 2.3 million WGP common units to the public for net proceeds of $130 million in 2015. In June 2015, Anadarko issued 9.2 million TEUs, which include an equity component that may be settled in WGP common units. For additional disclosure of the TEU effect on noncontrolling interests, see Note 11—Tangible Equity Units. At December 31, 2017, Anadarko’s ownership interest in WGP consisted of an 81.6% limited partner interest and the entire non-economic general partner interest. The remaining 18.4% limited partner interest in WGP was owned by the public.
At December 31, 2017, WGP’s ownership interest in WES consisted of a 29.8% limited partner interest, the entire 1.5% general partner interest, and all of the WES incentive distribution rights. At December 31, 2017, Anadarko also owned a 9.1% limited partner interest in WES through other subsidiaries’ ownership of common and Class C units. The remaining 59.6% limited partner interest in WES was owned by the public.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

24. Variable Interest Entities

Consolidated VIEs  The Company determined that the partners in WGP and WES with equity at risk lack the power, through voting rights or similar rights, to direct the activities that most significantly impact WGP’s and WES’s economic performance; therefore, WGP and WES are considered VIEs. Anadarko, through its ownership of the general partner interest in WGP, has the power to direct the activities that most significantly affect economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to WGP and WES; therefore, Anadarko is considered the primary beneficiary and consolidates WGP, WES, and all of their consolidated subsidiaries. See Note 23—Noncontrolling Interests for additional information on WGP and WES.

The following tables present selected financial data from the consolidated financial statements of WGP:

millions	2017	2016	2015
Statement of Operations Data
Total revenues and other	$2,248	$1,804	$1,752
Operating income (loss)	704	705	154
Net income (loss)	573	597	11
Statement of Cash Flows Data
Net cash provided by (used in) operating activities	$897	$913	$783
Net cash provided by (used in) investing activities	(764)	(1,106)	(500)
Net cash provided by (used in) financing activities	(413)	452	(250)

millions	2017	2016
Balance Sheet Data
Net property, plant, and equipment	$5,731	$5,050
Total assets	8,016	7,736
Long-term debt	3,493	3,119
Total liabilities	4,071	3,625
Total equity and partners’ capital	3,945	4,111

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

24. Variable Interest Entities (Continued)

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
All outstanding debt for WES at December 31, 2017 and 2016, including any borrowings under the WES RCF, is recourse to WES’s general partner, which in turn has been indemnified in certain circumstances by certain wholly owned subsidiaries of the Company for such liabilities. All outstanding debt for WGP at December 31, 2017 and 2016, including any borrowings under the WGP RCF, is recourse to WGP’s general partner, which is a wholly owned subsidiary of the Company. See Note 12—Debt and Interest Expense for additional information on WGP and WES long-term debt balances.

VIE Financing  WGP’s sources of liquidity include borrowings under its RCF and distributions from WES. WES’s sources of liquidity include cash and cash equivalents, cash flows generated from operations, interest income from a note receivable from Anadarko as discussed below, borrowings under its RCF, the issuance of additional partnership units, or debt offerings. See Note 12—Debt and Interest Expense and Note 23—Noncontrolling Interests for additional information on WGP and WES financing activity.

Financial Support Provided to VIEs  Concurrent with the closing of its May 2008 IPO, WES loaned the Company $260 million in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The related interest income for WES was $17 million for each of the years ended December 31, 2017, 2016, and 2015. The note receivable and related interest income are eliminated in consolidation.
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
In order to reduce WES’s exposure to a majority of the commodity-price risk inherent in certain of its contracts, Anadarko has commodity price swap agreements in place with WES expiring on December 31, 2018. WES has recorded a capital contribution from Anadarko in its Consolidated Statement of Equity and Partners’ Capital for the amount by which the swap price exceeds the applicable market price. WES recorded a capital contribution from Anadarko of $59 million for the year ended December 31, 2017, $46 million for the year ended December 31, 2016, and $18 million for the year ended December 31, 2015.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

25. Supplemental Cash Flow Information

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
The following summarizes cash paid (received) for interest and income taxes, as well as non-cash investing and financing activities, for the years ended December 31:

millions	2017	2016	2015
Cash paid (received)
Interest, net of amounts capitalized (1)	$906	$856	$2,019
Income taxes, net of refunds (2)	64	(882)	26
Non-cash investing activities
Fair value of properties and equipment acquired	$640	$3	$178
Asset retirement cost additions	66	298	273
Accruals of property, plant, and equipment	824	549	754
Net liabilities assumed (divested) in acquisitions and divestitures	(158)	723	(114)
Property insurance receivable	—	—	49
Acquisition receivable	—	(32)	—
Non-cash investing and financing activities
Acquisition contingent consideration	$—	$103	$—
Capital lease obligation (3)	(2)	10	—
FPSO construction period obligation (3)	—	11	59
Deferred drilling lease liability	14	30	—
__________________________________________________________________

(1)	Includes $1.2 billion of interest related to the Tronox settlement payment in 2015.

(2)	Includes $881 million from a tax refund in 2016 related to the income tax benefit associated with the Company’s 2015 tax net operating loss carryback.

(3)
Upon completion of the FPSO in the third quarter of 2016, the Company reported the construction period obligation as a capital lease obligation based on the fair value of the FPSO. See Note 12—Debt and Interest Expense.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

26. Segment Information

Anadarko has previously presented three reporting segments in its quarterly and annual filings: Oil and Gas Exploration and Production, Midstream, and Marketing. In the first half of 2017, Anadarko substantially completed a repositioning of its asset portfolio to focus on higher margin liquids production. This shift resulted in a substantial decrease in the number of U.S. operating areas. Following the portfolio repositioning, the chief operating decision maker reviews operating results for Exploration and Production and Midstream when making operating and capital allocation decisions. Accordingly, as of the second quarter of 2017, Anadarko no longer identifies marketing activities as a separate reporting segment. Also, in prior periods, the Company aggregated its two midstream operating segments, WES Midstream and Other Midstream, into one Midstream reporting segment due to similar financial and operating characteristics. While the aggregation criteria continues to be met, the Company will no longer aggregate these operating segments in order to provide additional information about its midstream operations. Accordingly, Anadarko now has three reporting segments: Exploration and Production, WES Midstream, and Other Midstream, which include their respective marketing results. The Company has reclassified prior period amounts to conform to the current period’s presentation.
The Exploration and Production reporting segment is engaged in the exploration, development, production, and sale of oil, natural gas, and NGLs and in advancing its Mozambique LNG project toward FID. The WES Midstream and Other Midstream reporting segments engage in gathering, processing, treating, and transporting Anadarko and third-party oil, natural-gas, and NGLs production as well as gathering and disposal of produced water. The WES Midstream segment consists of Western Gas Partners, LP, a publicly traded limited partnership, which is a consolidated subsidiary of Anadarko. The Other Midstream segment consists of the Company’s other midstream assets.
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
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

26. Segment Information (Continued)

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

millions	2017	2016	2015
Income (loss) before income taxes	$(1,688)	$(3,829)	$(9,689)
(Gains) losses on divestitures, net	(674)	757	1,022
Exploration expense	2,541	946	2,644
DD&A	4,279	4,301	4,603
Impairments	408	227	5,075
Interest expense	932	890	825
Total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives	156	559	235
Restructuring charges	21	389	—
Other operating expense	—	1	74
Loss on early extinguishment of debt	2	155	—
Certain other nonoperating items	—	(58)	27
Less net income (loss) attributable to noncontrolling interests	245	263	(120)
Consolidated Adjusted EBITDAX	$5,732	$4,075	$4,936

The Company’s accounting policies for individual segments are the same as those described in the summary of significant accounting policies, with the following exception: certain intersegment commodity contracts may meet the GAAP definition of a derivative instrument, which would be accounted for at fair value under GAAP. However, Anadarko does not recognize any mark-to-market adjustments on such intersegment arrangements. Additionally, intersegment asset transfers are accounted for at historical cost basis and do not give rise to gain or loss recognition.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

26. Segment Information (Continued)

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

millions	Exploration & Production	WES Midstream	Other Midstream	Other and Intersegment Eliminations	Total
2017
Sales revenues	$8,946	$1,715	$187	$121	$10,969
Intersegment revenues	23	523	172	(718)	—
Other (1)	15	153	30	67	265
Total revenues and other (2)	8,984	2,391	389	(530)	11,234
Operating costs and expenses (3)	3,555	1,330	234	212	5,331
Net cash from settlement of commodity derivatives	—	—	—	(27)	(27)
Other (income) expense, net	—	—	—	(53)	(53)
Net income (loss) attributable to noncontrolling interests (1)	—	—	—	245	245
Total expenses and other	3,555	1,330	234	377	5,496
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	—	(6)	(6)
Adjusted EBITDAX	$5,429	$1,061	$155	$(913)	$5,732
Net properties and equipment	$18,598	$5,731	$1,140	$1,982	$27,451
Capital expenditures	$3,779	$956	$458	$107	$5,300
Goodwill	$4,343	$416	$30	$—	$4,789
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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

26. Segment Information (Continued)

millions	Exploration & Production	WES Midstream	Other Midstream	Other and Intersegment Eliminations	Total
2016
Sales revenues	$7,146	$1,055	$146	$100	$8,447
Intersegment revenues	7	712	185	(904)	—
Other (1)	(5)	114	19	51	179
Total revenues and other (2)	7,148	1,881	350	(753)	8,626
Operating costs and expenses (3)	3,518	853	228	5	4,604
Net cash from settlement of commodity derivatives	—	—	—	(265)	(265)
Other (income) expense, net (4)	—	—	—	(43)	(43)
Net income (loss) attributable to noncontrolling interests (1)	—	—	—	263	263
Total expenses and other	3,518	853	228	(40)	4,559
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	—	8	8
Adjusted EBITDAX	$3,630	$1,028	$122	$(705)	$4,075
Net properties and equipment	$24,251	$5,050	$885	$1,982	$32,168
Capital expenditures	$2,685	$491	$59	$79	$3,314
Goodwill	$4,550	$418	$32	$—	$5,000
2015
Sales revenues	$8,250	$958	$195	$83	$9,486
Intersegment revenues	10	659	172	(841)	—
Other (1)	40	109	16	69	234
Total revenues and other (2)	8,300	1,726	383	(689)	9,720
Operating costs and expenses (3)	3,778	818	282	233	5,111
Net cash from settlement of commodity derivatives	—	—	—	(335)	(335)
Other (income) expense, net (4)	—	—	—	127	127
Net income (loss) attributable to noncontrolling interests (1)	—	—	—	(120)	(120)
Total expenses and other	3,778	818	282	(95)	4,783
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	—	(1)	(1)
Adjusted EBITDAX	$4,522	$908	$101	$(595)	$4,936
Net properties and equipment	$25,742	$4,859	$1,038	$2,112	$33,751
Capital expenditures	$5,029	$525	$245	$89	$5,888
Goodwill	$4,945	$388	$62	$—	$5,395
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

(2)	Total revenues and other excludes gains (losses) on divestitures, net since these gains and losses are excluded from Adjusted EBITDAX.

(3)	Operating costs and expenses excludes exploration expense, DD&A, impairments, restructuring charges, and certain other operating expenses since these expenses are excluded from Adjusted EBITDAX.

(4)	Other (income) expense, net excludes certain other nonoperating items since these items are excluded from Adjusted EBITDAX.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

26. Segment Information (Continued)

The following represents Anadarko’s sales revenues (based on the origin of the sales) and net properties and equipment by geographic area:

	Years Ended December 31,
millions	2017	2016	2015
Sales Revenues
United States	$9,176	$7,049	$7,819
Algeria	1,249	1,103	1,189
Other International	544	295	478
Total sales revenues	$10,969	$8,447	$9,486

	December 31,
millions	2017	2016
Net Properties and Equipment
United States	$24,382	$28,024
Algeria	965	1,117
Other International (1)	2,104	3,027
Total net properties and equipment	$27,451	$32,168
__________________________________________________________________

(1)	Includes $413 million of capitalized costs related to the Mozambique LNG project at December 31, 2017.

Major Customers  In 2017, sales to BP PLC were $1.1 billion. This amount is included in the Exploration and Production reporting segment. In 2016 and 2015, there were no sales to customers that exceeded 10% of the Company’s total sales revenues.

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL QUARTERLY INFORMATION
(Unaudited)

Quarterly Financial Data

The following summarizes quarterly financial data for 2017 and 2016:

millions except per-share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Sales revenues	$2,898	$2,419	$2,610	$3,042
Gains (losses) on divestitures and other, net	869	297	(114)	(113)
Impairments	373	10	—	25
Operating income (loss)	(110)	(125)	(775)	338
Net income (loss) (1)	(275)	(334)	(641)	1,039
Net income (loss) attributable to noncontrolling interests	43	81	58	63
Net income (loss) attributable to common stockholders	(318)	(415)	(699)	976
Earnings per share
Net income (loss) attributable to common stockholders—basic	$(0.58)	$(0.76)	$(1.27)	$1.80
Net income (loss) attributable to common stockholders—diluted	$(0.58)	$(0.76)	$(1.27)	$1.80
Average number common shares outstanding—basic	551	552	553	537
Average number common shares outstanding—diluted	551	552	553	537

2016
Sales revenues	$1,634	$1,985	$2,251	$2,577
Gains (losses) on divestitures and other, net	40	(70)	(358)	(190)
Impairments	16	18	27	166
Operating income (loss)	(864)	(332)	(793)	(610)
Net income (loss)	(998)	(611)	(747)	(452)
Net income (loss) attributable to noncontrolling interests	36	81	83	63
Net income (loss) attributable to common stockholders	(1,034)	(692)	(830)	(515)
Earnings per share
Net income (loss) attributable to common stockholders—basic	$(2.03)	$(1.36)	$(1.61)	$(0.94)
Net income (loss) attributable to common stockholders—diluted	$(2.03)	$(1.36)	$(1.61)	$(0.94)
Average number common shares outstanding—basic	509	510	517	551
Average number common shares outstanding—diluted	509	510	517	551
__________________________________________________________________

(1)	Includes a one-time deferred tax benefit of $1.2 billion in the fourth quarter of 2017 related to the Tax Reform Legislation.

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

The unaudited supplemental information on oil and gas exploration and production activities for 2017, 2016, and 2015 has been presented in accordance with FASB Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas, and the SEC’s final rule, Modernization of Oil and Gas Reporting. Disclosures by geographic area include the United States and International. For 2017, the International geographic area consisted of proved reserves located in Algeria and Ghana.

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
The prices below were used to compute the information presented in the following tables and are adjusted only for fixed and determinable amounts under provisions in existing contracts:

	Oil per Bbl	Natural Gas per MMBtu	NGLs per Bbl
December 31, 2017	$51.34	$2.98	$31.83
December 31, 2016	$42.75	$2.48	$19.74
December 31, 2015	$50.28	$2.59	$19.47

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Oil and Gas Reserves (Continued)

	Oil (MMBbls)			Natural Gas (Bcf)
	United States	International	Total	United States	International	Total
Proved Reserves
December 31, 2014	704	225	929	8,668	31	8,699
Revisions of prior estimates	2	(6)	(4)	(888)	4	(884)
Extensions, discoveries, and other additions	15	—	15	60	—	60
Purchases in place	—	—	—	8	—	8
Sales in place	(111)	—	(111)	(1,003)	—	(1,003)
Production	(85)	(31)	(116)	(854)	(5)	(859)
December 31, 2015	525	188	713	5,991	30	6,021
Revisions of prior estimates	11	3	14	310	—	310
Extensions, discoveries, and other additions	24	—	24	59	—	59
Purchases in place	81	—	81	68	—	68
Sales in place	(14)	—	(14)	(1,263)	—	(1,263)
Production	(86)	(30)	(116)	(766)	(5)	(771)
December 31, 2016	541	161	702	4,399	25	4,424
Revisions of prior estimates	47	23	70	644	12	656
Extensions, discoveries, and other additions	72	5	77	119	6	125
Purchases in place	1	—	1	6	—	6
Sales in place	(63)	—	(63)	(1,514)	—	(1,514)
Production	(97)	(32)	(129)	(461)	(6)	(467)
December 31, 2017	501	157	658	3,193	37	3,230
Proved Developed Reserves
December 31, 2014	352	190	542	6,635	27	6,662
December 31, 2015	332	159	491	5,184	30	5,214
December 31, 2016	360	147	507	3,637	25	3,662
December 31, 2017	361	136	497	2,640	24	2,664
Proved Undeveloped Reserves
December 31, 2014	352	35	387	2,033	4	2,037
December 31, 2015	193	29	222	807	—	807
December 31, 2016	181	14	195	762	—	762
December 31, 2017	140	21	161	553	13	566

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Oil and Gas Reserves (Continued)

	NGLs (MMBbls)			Total (MMBOE)
	United States	International	Total	United States	International	Total
Proved Reserves
December 31, 2014	466	13	479	2,615	243	2,858
Revisions of prior estimates (1)	(99)	4	(95)	(245)	(1)	(246)
Extensions, discoveries, and other additions	4	—	4	29	—	29
Purchases in place	—	—	—	1	—	1
Sales in place	(1)	—	(1)	(279)	—	(279)
Production	(45)	(2)	(47)	(272)	(34)	(306)
December 31, 2015	325	15	340	1,849	208	2,057
Revisions of prior estimates (1)	45	2	47	108	5	113
Extensions, discoveries, and other additions	6	—	6	40	—	40
Purchases in place	5	—	5	97	—	97
Sales in place	(69)	—	(69)	(294)	—	(294)
Production	(44)	(2)	(46)	(258)	(33)	(291)
December 31, 2016	268	15	283	1,542	180	1,722
Revisions of prior estimates (1)	45	(2)	43	199	23	222
Extensions, discoveries, and other additions	16	—	16	108	6	114
Purchases in place	1	—	1	3	—	3
Sales in place	(64)	—	(64)	(379)	—	(379)
Production	(34)	(2)	(36)	(208)	(35)	(243)
December 31, 2017	232	11	243	1,265	174	1,439
Proved Developed Reserves
December 31, 2014	304	13	317	1,762	207	1,969
December 31, 2015	257	15	272	1,453	179	1,632
December 31, 2016	193	15	208	1,159	166	1,325
December 31, 2017	176	10	186	977	150	1,127
Proved Undeveloped Reserves
December 31, 2014	162	—	162	853	36	889
December 31, 2015	68	—	68	396	29	425
December 31, 2016	75	—	75	383	14	397
December 31, 2017	56	1	57	288	24	312
__________________________________________________________________

(1)
Revisions of prior estimates include the effects of new infill drilling, changes in commodity prices, and other updates, including changes in economic conditions, changes in reservoir performance, and changes to development plans. Additions generated by Anadarko’s infill drilling programs were 71 MMBOE for 2017, 69 MMBOE for 2016, and 89 MMBOE for 2015.

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Total proved reserves decreased by 283 MMBOE in 2017 primarily due to the following:
Revisions of prior estimates  Prior estimates of proved reserves were revised upward by 222 MMBOE.

MMBOE	December 31, 2017
Revisions due to changes in year-end prices (price impact to opening balance)	92
Other revisions of prior estimates
Revisions due to performance	60
Revisions due to cost updates	(4)
Revisions due to successful infill drilling	71
Revisions due to development plan updates	5
Other revisions	(2)
Total other revisions of prior estimates	130
Revisions of prior estimates	222

Positive revisions of 92 MMBOE were due to the improvement in commodity prices. The positive price-related revisions supplemented a net increase of 130 MMBOE primarily associated with the following:

•
Performance The Company experienced an overall increase of 60 MMBOE in proved reserves due to performance improvements. Numerous areas of the Company contributed to a total upward revision of 91 MMBOE with the largest increases occurring in the DJ and Delaware basin areas. Downward revisions of 31 MMBOE were primarily due to performance reductions in the Lucius area in the Gulf of Mexico and in the Greater Natural Buttes area of the Rockies.

•	Cost updates Annual updates reflected cost increases in certain U.S. onshore areas resulting in a minor reduction in proved reserves.

•
Infill-drilling activities The Company added 71 MMBOE of proved reserves associated with infill drilling activities, of which 53 MMBOE was in the DJ basin, 13 MMBOE in the Lucius and Holstein areas in the Gulf of Mexico, and the remaining in the Ghana Jubilee field.

•	Development plan updates The majority of revisions associated with updates to development plans occurred in the DJ basin due to ongoing optimization of development activity.

Extensions, discoveries, and other additions  Proved reserves increased by 114 MMBOE primarily through the extension of proved acreage. Approximately 89 MMBOE was associated with drilling activities in the Delaware basin, 10 MMBOE in the Horn Mountain area in the Gulf of Mexico, and 6 MMBOE in the Ghana Jubilee Field. The remaining 9 MMBOE was associated with various other U.S. areas.

Sales in place  Proved reserves decreased by 379 MMBOE due to the divestiture of certain U.S. onshore properties. The decrease was comprised of 300 MMBOE of proved developed reserves and 79 MMBOE of PUDs.

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

Negative revisions of 147 MMBOE were due to the decline in commodity prices. The negative price-related revisions were offset by a net increase of 260 MMBOE associated with the following:

•
Performance  The Company experienced an overall increase of 74 MMBOE in proved reserves. Upward revisions of 102 MMBOE were primarily due to improved well performance in the DJ basin, certain U.S. shale plays, and select wells in the Gulf of Mexico. Downward revisions of 28 MMBOE were primarily due to performance updates associated with select wells in the Gulf of Mexico.

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

•
Infill-drilling activities  The Company added 69 MMBOE of proved reserves associated with infill drilling activities, the majority of which were in the DJ basin and the K2 and Caesar/Tonga areas of the Gulf of Mexico.

•	Other revisions Other revisions resulted from the Company’s multi-step reserves reconciliation process and the elimination of duplicative adjustments to the opening reserves balance.

Extensions, discoveries, and other additions  Proved reserves increased by 40 MMBOE through the extension of proved acreage, primarily as a result of successful drilling in the Delaware basin. Although shale plays represented only 20% of the Company’s total proved reserves at December 31, 2016, growth in the shale plays contributed a majority of the total extensions and discoveries.

Purchases in place  Proved reserves increased by 97 MMBOE due to the GOM Acquisition. The increase was comprised of 67 MMBOE of proved developed reserves and 30 MMBOE of PUDs.

Sales in place  Proved reserves decreased by 294 MMBOE due to the divestiture of certain U.S. onshore properties. The decrease was comprised of 279 MMBOE of proved developed reserves and 15 MMBOE of PUDs.

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

Negative revisions of 624 MMBOE were due to the decline in commodity prices and include a reduction to NGLs reserves of 43 MMBOE associated with price-induced ethane rejection. The negative price-related revisions were partially offset by a net increase of 378 MMBOE associated with the following:

•
Performance  The Company experienced an increase of 169 MMBOE in proved reserves primarily due to increases to planned lateral lengths in the Eagleford area of South Texas combined with improved well performance in the Eagleford area, the DJ basin, and the Marcellus area of the Appalachian basin. All other performance increases were a result of minor improvements from numerous areas throughout the Company.

•
Cost reductions  Capital spent in 2015 associated with ongoing drilling and completion activities, ongoing cost-optimization efforts, and a reduced cost structure associated with the lower commodity-price environment resulted in an increase in proved reserves. The DJ basin and Greater Natural Buttes areas and the Eagleford area experienced an increase of 81 MMBOE of proved reserves due to drilling activity associated with certain wells, included in the negative price-related revisions, which experienced restored economic producibility upon reduction of the capital cost structure. An increase of 14 MMBOE in proved reserves was associated with the Marcellus area where certain wells, included in the negative price-related revisions, experienced extended economic limits as a result of reductions to operating expenses during 2015. The remaining increase in proved reserves due to the improved cost structure was attributable to numerous areas across the Company.

•	Infill-drilling activities The Company added 89 MMBOE of proved reserves associated with infill drilling activities during 2015, the majority of which were in the DJ basin.

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

Extensions, discoveries, and other additions  Proved reserves increased by 29 MMBOE through the extension of proved acreage, primarily as a result of successful drilling in the Delaware basin. Although shale plays represented only 20% of the Company’s total proved reserves at December 31, 2015, growth in the shale plays contributed almost all of the total extensions and discoveries.

Sales in place  Proved developed reserves decreased by 238 MMBOE primarily associated with the divestiture of a portion of the Company’s East Texas assets and EOR and CBM assets. PUDs decreased by 41 MMBOE primarily associated with divestiture activities in the U.S. onshore.

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Capitalized Costs

Capitalized costs include the cost of properties, equipment, and facilities for oil and natural-gas producing activities. Capitalized costs for proved properties include costs for oil and natural-gas leaseholds where proved reserves have been identified, development wells, and related equipment and facilities, including development wells in progress. Capitalized costs for unproved properties include costs for acquiring oil and gas leaseholds where no proved reserves have been identified, including costs of exploratory wells that are in the process of drilling or in active completion, and costs of exploratory wells suspended or waiting on completion. Capitalized costs associated with activities of the Company’s WES Midstream and Other Midstream reporting segments, LNG facilities costs, and other corporate activities are not included.

millions	United States	International	Total
December 31, 2017
Capitalized
Unproved properties	$2,099	$284	$2,383
Proved properties	43,945	5,773	49,718
	46,044	6,057	52,101
Less accumulated DD&A	30,487	3,279	33,766
Net capitalized costs	$15,557	$2,778	$18,335

December 31, 2016
Capitalized
Unproved properties	$3,332	$804	$4,136
Proved properties	47,476	5,752	53,228
	50,808	6,556	57,364
Less accumulated DD&A	30,675	2,655	33,330
Net capitalized costs	$20,133	$3,901	$24,034

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development

Amounts reported as costs incurred include both capitalized costs and costs charged to expense when incurred for oil and gas property acquisition, exploration, and development activities. Costs incurred also include new AROs established in the current year as well as increases or decreases to the AROs resulting from changes to cost estimates during the year. Exploration costs presented below include the costs of drilling and equipping successful and unsuccessful exploration wells during the year, geological and geophysical expenses, and the costs of retaining undeveloped leaseholds. Development costs include the costs of drilling and equipping development wells, and construction of related production facilities. Costs associated with activities of the Company’s WES Midstream and Other Midstream reporting segments, LNG facilities costs, and other corporate activities are not included.

millions	United States	International	Total
Year Ended December 31, 2017
Property acquisitions
Unproved	$490	$9	$499
Proved	(17)	—	(17)
Exploration	654	318	972
Development	2,610	29	2,639
Total costs incurred	$3,737	$356	$4,093
Year Ended December 31, 2016
Property acquisitions
Unproved	$178	$9	$187
Proved	2,498	—	2,498
Exploration	398	433	831
Development	1,780	337	2,117
Total costs incurred	$4,854	$779	$5,633
Year Ended December 31, 2015
Property acquisitions
Unproved	$293	$1	$294
Proved	81	—	81
Exploration	503	609	1,112
Development	3,660	606	4,266
Total costs incurred	$4,537	$1,216	$5,753

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Results of Operations

Results of operations for producing activities consist of all activities within the Exploration and Production reporting segment. Net revenues from production include only the revenues from the production and sale of oil, natural gas, and NGLs. Gains (losses) on property dispositions represent net gains or losses on sales of oil and gas properties. Production costs are costs to operate and maintain the Company’s wells, related equipment, and supporting facilities used in oil and gas operations, including labor; well service and repair; location maintenance; power and fuel; gathering; processing; transportation; production, property, and other taxes; and production-related G&A. Exploration expenses include dry hole costs, leasehold impairments, geological and geophysical expenses, and the costs of retaining unproved leaseholds. Income tax expense is calculated by applying the current statutory tax rates to the revenues after deducting costs, which include DD&A allowances, after giving effect to permanent differences. The federal statutory rates for the periods presented below were not adjusted by recently enacted Tax Reform Legislation. The results of operations exclude general office overhead and interest expense attributable to oil and gas activities.

millions	United States	International	Total
Year Ended December 31, 2017
Net revenues from production
Third-party sales	$5,429	$710	$6,139
Sales to consolidated affiliates	1,746	1,084	2,830
Gains (losses) on property dispositions	520	13	533
	7,695	1,807	9,502
Production costs
Oil and gas operating	803	197	1,000
Oil and gas transportation	881	33	914
Production-related G&A	341	15	356
Production, property, and other taxes	226	290	516
	2,251	535	2,786
Exploration expenses	1,699	842	2,541
DD&A	3,260	634	3,894
Impairments related to oil and gas properties	229	—	229
Other operating expense	106	108	214
	150	(312)	(162)
Income tax expense (benefit)	55	191	246
Results of operations	$95	$(503)	$(408)

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Results of Operations (Continued)

millions	United States	International	Total
Year Ended December 31, 2016
Net revenues from production
Third-party sales	$3,884	$619	$4,503
Sales to consolidated affiliates	1,871	779	2,650
Gains (losses) on property dispositions	(855)	(6)	(861)
	4,900	1,392	6,292
Production costs
Oil and gas operating	607	204	811
Oil and gas transportation	964	38	1,002
Production-related G&A	317	20	337
Production, property, and other taxes	189	282	471
	2,077	544	2,621
Exploration expenses	541	405	946
DD&A	3,512	395	3,907
Impairments related to oil and gas properties	55	—	55
Other operating expense	62	49	111
	(1,347)	(1)	(1,348)
Income tax expense (benefit)	(494)	155	(339)
Results of operations	$(853)	$(156)	$(1,009)
Year Ended December 31, 2015
Net revenues from production
Third-party sales	$4,409	$673	$5,082
Sales to consolidated affiliates	2,184	994	3,178
Gains (losses) on property dispositions	(976)	(14)	(990)
	5,617	1,653	7,270
Production costs
Oil and gas operating	815	199	1,014
Oil and gas transportation	1,083	34	1,117
Production-related G&A	398	11	409
Production, property, and other taxes	218	270	488
	2,514	514	3,028
Exploration expenses	1,447	1,197	2,644
DD&A	3,785	399	4,184
Impairments related to oil and gas properties	4,033	—	4,033
Other operating expense	150	—	150
	(6,312)	(457)	(6,769)
Income tax expense (benefit)	(2,332)	252	(2,080)
Results of operations	$(3,980)	$(709)	$(4,689)

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

Estimates of future net cash flows from proved reserves are computed based on the average beginning-of-the-month prices during the 12-month period for the year. Estimated future net cash flows for all periods presented are reduced by estimated future development, production, and abandonment and dismantlement costs based on existing costs, assuming continuation of existing economic conditions, and by estimated future income tax expense. These estimates also include assumptions about the timing of future production of proved reserves, and timing of future development, production costs, and abandonment and dismantlement. Income tax expense, both U.S. and foreign, is calculated by applying the existing statutory tax rates, including the reduced rate effective for years after 2017 due to Tax Reform Legislation, to the pretax net cash flows, giving effect to any permanent differences and reduced by the applicable tax basis. The effect of tax credits is considered in determining the income tax expense. The 10% discount factor is prescribed by GAAP.
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

millions	United States	International	Total
December 31, 2017
Future cash inflows	$38,909	$8,741	$47,650
Future production costs	16,947	3,164	20,111
Future development costs	5,512	679	6,191
Future income tax expenses	3,106	2,147	5,253
Future net cash flows	13,344	2,751	16,095
10% annual discount for estimated timing of cash flows	3,856	579	4,435
Standardized measure of discounted future net cash flows	$9,488	$2,172	$11,660
December 31, 2016
Future cash inflows	$33,513	$7,328	$40,841
Future production costs	16,921	3,290	20,211
Future development costs	7,292	566	7,858
Future income tax expenses	2,606	1,408	4,014
Future net cash flows	6,694	2,064	8,758
10% annual discount for estimated timing of cash flows	1,658	470	2,128
Standardized measure of discounted future net cash flows	$5,036	$1,594	$6,630
December 31, 2015
Future cash inflows	$42,919	$10,392	$53,311
Future production costs	21,100	3,829	24,929
Future development costs	7,209	637	7,846
Future income tax expenses	4,146	2,423	6,569
Future net cash flows	10,464	3,503	13,967
10% annual discount for estimated timing of cash flows	3,372	910	4,282
Standardized measure of discounted future net cash flows	$7,092	$2,593	$9,685

ANADARKO PETROLEUM CORPORATION
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES
(Unaudited)

Changes in Standardized Measure of Discounted Future Net Cash Flows
Relating to Proved Oil and Gas Reserves

millions	United States	International	Total
2017
Balance at January 1	$5,036	$1,594	$6,630
Sales and transfers of oil and gas produced, net of production costs	(4,924)	(1,260)	(6,184)
Net changes in prices and production costs	5,116	1,591	6,707
Changes in estimated future development costs	184	(92)	92
Extensions, discoveries, additions, and improved recovery, less related costs	1,478	98	1,576
Development costs incurred during the period	1,304	6	1,310
Revisions of previous quantity estimates	2,918	882	3,800
Purchases of minerals in place	28	—	28
Sales of minerals in place	(864)	—	(864)
Accretion of discount	674	260	934
Net change in income taxes	(416)	(641)	(1,057)
Other	(1,046)	(266)	(1,312)
Balance at December 31	$9,488	$2,172	$11,660
2016
Balance at January 1	$7,092	$2,593	$9,685
Sales and transfers of oil and gas produced, net of production costs	(3,678)	(856)	(4,534)
Net changes in prices and production costs	(1,953)	(1,607)	(3,560)
Changes in estimated future development costs	742	(126)	616
Extensions, discoveries, additions, and improved recovery, less related costs	429	—	429
Development costs incurred during the period	1,223	203	1,426
Revisions of previous quantity estimates	1,388	320	1,708
Purchases of minerals in place	193	—	193
Sales of minerals in place	(1,277)	—	(1,277)
Accretion of discount	949	431	1,380
Net change in income taxes	690	717	1,407
Other	(762)	(81)	(843)
Balance at December 31	$5,036	$1,594	$6,630

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2017.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

See Management’s Assessment of Internal Control Over Financial Reporting under Item 8 of this Form 10-K.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

See Report of Independent Registered Public Accounting Firm under Item 8 of this Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Anadarko’s internal control over financial reporting during the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See Management’s Assessment of Internal Control Over Financial Reporting under Item 8 of this Form 10-K.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

See Anadarko Board of Directors, Corporate Governance—Committees of the Board, Corporate Governance—Board of Directors, and Section 16(a) Beneficial Ownership Reporting Compliance in the Definitive Proxy Statement (Proxy Statement) for the Annual Meeting of Stockholders of Anadarko Petroleum Corporation to be held May 15, 2018 (to be filed with the SEC prior to April 5, 2018), each of which is incorporated herein by reference.

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

Item 11.  Executive Compensation

See Corporate Governance—Board of Directors—Compensation and Benefits Committee Interlocks and Insider Participation, Corporate Governance—Board of Directors—Director Compensation, Corporate Governance—Director Compensation Table for 2017, Compensation and Benefits Committee Report on 2017 Executive Compensation, Compensation Discussion and Analysis, and Executive Compensation in the Proxy Statement, each of which is incorporated herein by reference. The Compensation and Benefits Committee Report and related information incorporated by reference herein shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

a)    EXHIBITS

The following documents are filed as part of this Form 10-K or incorporated by reference:

(1)	The Consolidated Financial Statements of Anadarko Petroleum Corporation are listed on the Index to this Form 10-K, page 85.

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

3	(i)	Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated May 21, 2009, filed as Exhibit 3.3 to Form 8-K filed on May 22, 2009
	(ii)	By-Laws of Anadarko Petroleum Corporation, amended and restated as of November 14, 2017, filed as Exhibit 3.1 to Form 8-K filed on November 16, 2017
4	(i)	Trustee Indenture, dated as of September 19, 2006, Anadarko Petroleum Corporation to The Bank of New York Trust Company, N.A., filed as Exhibit 4.1 to Form 8-K filed on September 19, 2006
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

Exhibit Number			Description
	4	(xiv)	Form of 3.45% Senior Notes due 2024, filed as Exhibit 4.2 to Form 8-K filed on July 7, 2014 (included in Exhibit 4.xiii)
		(xv)	Form of 4.50% Senior Notes due 2044, filed as Exhibit 4.3 to Form 8-K filed on July 7, 2014 (included in Exhibit 4.xiii)
		(xvi)	Purchase Contract Agreement, dated June 10, 2015, between Anadarko Petroleum Corporation and The Bank of New York Mellon Trust Company, N.A., filed as Exhibit 4.1 to Form 8-K filed on June 10, 2015
		(xvii)	Form of Unit (included in Exhibit 4.xvi)
		(xviii)	Form of Purchase Contract (included in Exhibit 4.xvi)
		(xix)	Form of Amortizing Note (included in Exhibit 4.ii)
(xx)
Officers’ Certificate of Anadarko Petroleum Corporation dated March 17, 2016, establishing the 4.85% Senior Notes due 2021 and the 5.55% Senior Notes due 2026, and the 6.60% Senior Notes due 2046, filed as Exhibit 4.1 to Form 8-K filed on March 17, 2016

		(xxi)	Form of 4.85% Senior Notes due 2021, filed as Exhibit 4.2 to Form 8-K filed on March 17, 2016 (included in Exhibit 4.xx)
		(xxii)	Form of 5.55% Senior Notes due 2026, filed as Exhibit 4.3 to Form 8-K filed on March 17, 2016 (included in Exhibit 4.xx)
		(xxiii)	Form of 6.60% Senior Notes due 2046, filed as Exhibit 4.4 to Form 8-K filed on March 17, 2016 (included in Exhibit 4.xx)
†	10	(i)	1998 Director Stock Plan of Anadarko Petroleum Corporation, effective January 30, 1998, filed as Appendix A to DEF 14A filed on March 16, 1998
†		(ii)	Form of Anadarko Petroleum Corporation 1998 Director Stock Plan Stock Option Agreement, filed as Exhibit 10.1 to Form 8-K filed on November 17, 2005
†		(iii)	Key Employee Change of Control Contract, filed as Exhibit 10(b)(xxii) to Form 10-K for year ended December 31, 1997, filed on March 18, 1998
†		(iv)	First Amendment to Anadarko Petroleum Corporation Key Employee Change of Control Contract, filed as Exhibit 10(b) to Form 10-Q for quarter ended September 30, 2000, filed on November 13, 2000
†		(v)	Form of Amendment to Anadarko Petroleum Corporation Key Employee Change of Control Contract, filed as Exhibit 10(b)(ii) to Form 10-Q for quarter ended June 30, 2003, filed on August 11, 2003
†		(vi)	Form of Key Employee Change of Control Contract (2011), filed as Exhibit 10(i) to Form 10-Q for quarter ended June 30, 2011, filed on July 27, 2011
†		(vii)
Form of Amendment to Anadarko Petroleum Corporation Key Employee Change of Control Contract (Applicable to Vice Presidents Other Than Executive Officers as of October 2013), filed as Exhibit 10(ii) to Form 10-Q for quarter ended March 31, 2015, filed on May 4, 2015

†		(viii)
Form of Anadarko Petroleum Corporation Key Employee Change of Control Contract for Executive Vice Presidents, filed as Exhibit 10(xvii) to Form 10-K for year ended December 31, 2016, filed on February 17, 2017

†		(ix)	Letter Agreement regarding Post-Retirement Benefits, dated February 16, 2004—Robert J. Allison, Jr., filed as Exhibit 10(b)(xxxiv) to Form 10-K for year ended December 31, 2003, filed on March 4, 2004
†*		(x)	Anadarko Petroleum Corporation Savings Restoration Plan (As Amended and Restated Effective January 1, 2017)
†*		(xi)	Anadarko Retirement Restoration Plan (As Amended and Restated Effective as of January 1, 2017)
†*		(xii)	Kerr-McGee Corporation Benefits Retirement Restoration Plan (As Amended and Restated Effective January 1, 2017)
†		(xiii)	Anadarko Petroleum Corporation Estate Enhancement Program, filed as Exhibit 10(b)(xxxiv) to Form 10-K for year ended December 31, 1998, filed on March 15, 1999

Exhibit Number			Description
†	10	(xiv)	Estate Enhancement Program Agreement between Anadarko Petroleum Corporation and Eligible Executives, filed as Exhibit 10(b)(xxxv) to Form 10-K for year ended December 31, 1998, filed on March 15, 1999
†		(xv)	Estate Enhancement Program Agreements effective November 29, 2000, filed as Exhibit 10(b)(xxxxii) to Form 10-K for year ended December 31, 2000, filed on March 15, 2001
†		(xvi)	Anadarko Petroleum Corporation Management Life Insurance Plan, restated November 1, 2002, filed as Exhibit 10(b)(xxxii) to Form 10-K for year ended December 31, 2002, filed on March 14, 2003
†		(xvii)
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

†		(xix)	Anadarko Petroleum Corporation Officer Severance Plan, filed as Exhibit 10(b)(iv) to Form 10-Q for quarter ended September 30, 2003, filed on November 12, 2003
†		(xx)	Form of Termination Agreement and Release of All Claims Under Officer Severance Plan, filed as Exhibit 10.1 to Form 8-K filed on August 24, 2016
†		(xxi)	Form of Director and Officer Indemnification Agreement, filed as Exhibit 10 to Form 8-K filed on September 3, 2004
†		(xxii)	Anadarko Petroleum Corporation 2008 Omnibus Incentive Compensation Plan, effective as of May 20, 2008, filed as Exhibit 10.1 to Form 8-K filed on May 27, 2008
†		(xxiii)	Form of Anadarko Petroleum Corporation 2008 Omnibus Incentive Compensation Plan Stock Option Award Agreement, filed as Exhibit 10.3 to Form 8-K filed on November 13, 2009
†		(xxiv)	Form of Anadarko Petroleum Corporation 2008 Omnibus Incentive Compensation Plan Restricted Stock Unit Award Agreement, filed as Exhibit 10.1 to Form 8-K filed on November 13, 2009
†		(xxv)	Form of Anadarko Petroleum Corporation 2008 Omnibus Incentive Compensation Plan Performance Unit Award Agreement, filed as Exhibit 10.2 to Form 8-K filed on November 13, 2009
†		(xxvi)	Anadarko Petroleum Corporation 2008 Director Compensation Plan, effective as of May 20, 2008, filed as Exhibit 10.2 to Form 8-K filed on May 27, 2008
†		(xxvii)
First Amendment to Anadarko Petroleum Corporation 2008 Director Compensation Plan, dated February 8, 2016, filed as Exhibit 10(xli) to Form 10-K for year ended December 31, 2015, filed on February 17, 2016

†		(xxviii)	Form of Award Letter for Anadarko Petroleum Corporation 2008 Director Compensation Plan, filed as Exhibit 10.3 to Form 8-K filed on May 27, 2008
†		(xxix)	Form of Award Letter for Anadarko Petroleum Corporation 2008 Director Compensation Plan (2013), filed as Exhibit 10(i) to Form 10-Q for quarter ended June 30, 2013, filed on July 29, 2013
†		(xxx)
Form of Award Letter for Anadarko Petroleum Corporation 2008 Director Compensation Plan Annual Deferred Shares (2016), filed as Exhibit 10(iii) to Form 10-Q for quarter ended March 31, 2016, filed on May 2, 2016

†		(xxxi)
Terms and Conditions of Elective Deferred Share Awards for Anadarko Petroleum Corporation 2008 Director Compensation Plan, filed as Exhibit 10(iv) to Form 10-Q for quarter ended March 31, 2016, filed on May 2, 2016

†		(xxxii)
Anadarko Petroleum Corporation Deferred Compensation Plan (as amended and restated effective as of January 1, 2012), filed as Exhibit 10(i) to Form 10-Q for quarter ended June 30, 2014, filed on July 29, 2014

Exhibit Number			Description
†	10	(xxxiii)
First Amendment, dated December 17, 2013, to the Anadarko Petroleum Corporation Deferred Compensation Plan (as amended and restated effective as of January 1, 2012), filed as Exhibit 10(ii) to Form 10-Q for quarter ended June 30, 2014, filed on July 29, 2014

†		(xxxiv)	Severance Agreement between R. A. Walker and Anadarko Petroleum Corporation, dated February 16, 2012, filed as Exhibit 10.2 to Form 8-K filed on February 21, 2012
†		(xxxv)	Time Sharing Agreement between R. A. Walker and Anadarko Petroleum Corporation, dated May 15, 2012, filed as Exhibit 10(ii) to Form 10-Q for quarter ended June 30, 2012, filed on August 8, 2012
†		(xxxvi)
First Amendment to Time Sharing Agreement between R. A. Walker and Anadarko Petroleum Corporation, dated June 2, 2015, filed as Exhibit 10(ii) to Form 10-Q for quarter ended June 30, 2015, filed on July 28, 2015

†		(xxxvii)	Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, effective as of May 15, 2012, filed as Exhibit 10.1 to Form 8-K filed on May 15, 2012
†		(xxxviii)	Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as Amended and Restated Effective as of May 10, 2016, filed as Exhibit 10.1 to Form 8-K filed on May 16, 2016
†		(xxxix)	Form of Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan Stock Option Award Agreement, filed as Exhibit 10.2 to Form 8-K filed on May 15, 2012
†		(xl)	Form of Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan Restricted Stock Unit Award Agreement, filed as Exhibit 10.3 to Form 8-K filed on May 15, 2012
†		(xli)	Form of Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan Performance Unit Award Agreement, filed as Exhibit 10.4 to Form 8-K filed on May 15, 2012
†		(xlii)	Form of Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan Restricted Stock Unit Award Agreement, filed as Exhibit 10.1 to Form 8-K filed on November 9, 2012
†		(xliii)	Form of Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan Performance Unit Award Agreement, filed as Exhibit 10.2 to Form 8-K filed on November 9, 2012
†		(xliv)	Form of Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan Performance Unit Award Agreement (2014), filed as Exhibit 10.1 to Form 8-K filed on November 10, 2014
†		(xlv)
Form of Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as Amended and Restated Effective as of May 10, 2016, Stock Option Award Agreement, filed as Exhibit 10(i) to Form 10-Q for quarter ended September 30, 2016, filed on October 31, 2016

†		(xlvi)
Form of Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as Amended and Restated Effective as of May 10, 2016, Restricted Stock Unit Award Agreement, filed as Exhibit 10(ii) to Form 10-Q for quarter ended September 30, 2016, filed on October 31, 2016

†		(xlvii)
Form of Anadarko Petroleum Corporation 2012 Omnibus Incentive Compensation Plan, as Amended and Restated Effective as of May 10, 2016, Performance Unit Award Agreement, filed as Exhibit 10(iii) to Form 10-Q for quarter ended September 30, 2016, filed on October 31, 2016

†		(xlviii)	Form of U.K. Award Letter for Anadarko Petroleum Corporation 2008 Director Compensation Plan, filed as Exhibit 10.5 to Form 8-K filed on May 15, 2012
†		(xlix)	Amended and Restated Performance Unit Award Agreement, effective November 5, 2012, for R. A. Walker, filed as Exhibit 10.3 to Form 8-K filed on November 9, 2012
(l)
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

Exhibit Number			Description
	10	(li)
Credit Agreement, dated as of June 17, 2014, among Anadarko Petroleum Corporation, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, Bank of America, N.A., Citibank, N.A., The Royal Bank of Scotland plc, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents, and the additional lenders party thereto, filed as Exhibit 10.1 to Form 8-K filed on June 23, 2014

		(lii)
First Amendment to Credit Agreement, dated November 14, 2014, among Anadarko Petroleum Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, filed as Exhibit 10.1 to Form 8-K filed on November 19, 2014

		(liii)
Amendment and Maturity Extension Agreement, dated December 14, 2015, among Anadarko Petroleum Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, filed as Exhibit 10.1 to Form 8-K filed on December 18, 2015

		(liv)
Third Amendment and Maturity Extension Agreement, dated January 12, 2018, among Anadarko Petroleum Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, filed as Exhibit 10.1 to Form 8-K filed on January 16, 2018

		(lv)	Form of Commercial Paper Dealer Agreement for Commercial Paper Program, filed as Exhibit 10.1 to Form 8-K filed on January 21, 2015
†		(lvi)
Anadarko Petroleum Corporation Key Employee Change of Control Contract, dated June 1, 2015, for Christopher O. Champion, filed as Exhibit 10(i) to Form 10-Q for quarter ended June 30, 2015, filed on July 28, 2015

		(lvii)
364-Day Revolving Credit Agreement, dated as of January 19, 2016, among Anadarko Petroleum Corporation, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, Bank of America, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank, N.A., and Mizuho Bank, Ltd., as Co-Documentation Agents, and the additional lenders party thereto, filed as Exhibit 10.1 to Form 8-K filed on January 25, 2016

		(lviii)
First Amendment to 364-Day Revolving Credit Agreement, dated January 13, 2017, among Anadarko Petroleum Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the additional lenders party thereto, filed as Exhibit 10.1 to Form 8-K filed on January 20, 2017

		(lix)
Second Amendment to 364-Day Revolving Credit Agreement, dated January 12, 2018, among Anadarko Petroleum Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the additional lenders party thereto, filed as Exhibit 10.2 to Form 8-K filed on January 16, 2018

†		(lx)
Retention Agreement, dated as of November 1, 2015, between Anadarko Petroleum Corporation and Mitchell W. Ingram, filed as Exhibit 10(lxxii) to Form 10-K for year ended December 31, 2016, filed on February 17, 2017

†		(lxi)	First Amendment to Retention Agreement, dated December 13, 2016, filed as Exhibit 10(lxxiii) to Form 10-K for year ended December 31, 2016, filed on February 17, 2017
*	12		Computation of Ratios of Earnings to Fixed Charges
*	21		List of Subsidiaries
*	23	(i)	Consent of KPMG LLP
*	23	(ii)	Consent of Miller and Lents, Ltd.
*	24		Power of Attorney
*	31	(i)	Rule 13a-14(a)/15d-14(a) Certification—Chief Executive Officer
*	31	(ii)	Rule 13a-14(a)/15d-14(a) Certification—Chief Financial Officer
**	32		Section 1350 Certifications
*	99		Report of Miller and Lents, Ltd.
*	101	.INS	XBRL Instance Document
*	101	.SCH	XBRL Schema Document
*	101	.CAL	XBRL Calculation Linkbase Document
*	101	.DEF	XBRL Definition Linkbase Document
*	101	.LAB	XBRL Label Linkbase Document
*	101	.PRE	XBRL Presentation Linkbase Document
_________________________________________________________________

†	Management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15.

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

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANADARKO PETROLEUM CORPORATION

February 15, 2018	By:	/s/ ROBERT G. GWIN
Robert G. Gwin Executive Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 15, 2018.

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
Christopher O. Champion

(iv) Directors:*
ANTHONY R. CHASE DAVID E. CONSTABLE H. PAULETT EBERHART CLAIRE S. FARLEY PETER J. FLUOR JOSEPH W. GORDER JOHN R. GORDON SEAN GOURLEY MARK C. MCKINLEY ERIC D. MULLINS
* Signed on behalf of each of these persons and on his own behalf:

By:	/s/ ROBERT G. GWIN
Robert G. Gwin, Attorney-in-Fact