Form 10-Q
period 2018-09-30
ANADARKO PETROLEUM CORP
filed 2018-10-30
CIK 773910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the Company’s common stock at October 18, 2018, is shown below:

Title of Class	Number of Shares Outstanding
Common Stock, par value $0.10 per share	504,280,902

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
Fitch - Fitch Ratings
FPSO - Floating production, storage, and offloading unit
G&A - General and administrative expenses
IRS - Internal Revenue Service
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
N/A - Not applicable
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
Zero Coupons - Anadarko’s Zero-Coupon Senior Notes due 2036

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
millions except per-share amounts	2018	2017	2018	2017
Revenues and Other
Oil sales	$2,572	$1,567	$6,964	$4,652
Natural-gas sales	232	269	682	1,090
Natural-gas liquids sales	382	265	992	768
Gathering, processing, and marketing sales	421	509	1,163	1,417
Gains (losses) on divestitures and other, net	90	(114)	232	1,052
Total	3,697	2,496	10,033	8,979
Costs and Expenses
Oil and gas operating	294	253	845	738
Oil and gas transportation	228	220	633	698
Exploration	118	750	380	2,366
Gathering, processing, and marketing	256	396	745	1,101
General and administrative	248	261	814	768
Depreciation, depletion, and amortization	1,130	1,083	3,123	3,235
Production, property, and other taxes	246	159	637	449
Impairments	172	—	319	383
Other operating expense	26	123	188	157
Total	2,718	3,245	7,684	9,895
Operating Income (Loss)	979	(749)	2,349	(916)
Other (Income) Expense
Interest expense	240	230	705	682
(Gains) losses on derivatives, net	32	82	503	(33)
Other (income) expense, net	24	5	16	51
Total	296	317	1,224	700
Income (Loss) Before Income Taxes	683	(1,066)	1,125	(1,616)
Income tax expense (benefit)	256	(425)	507	(366)
Net Income (Loss)	427	(641)	618	(1,250)
Net income (loss) attributable to noncontrolling interests	64	58	105	182
Net Income (Loss) Attributable to Common Stockholders	$363	$(699)	$513	$(1,432)

Per Common Share
Net income (loss) attributable to common stockholders—basic	$0.72	$(1.27)	$0.99	$(2.60)
Net income (loss) attributable to common stockholders—diluted	$0.72	$(1.27)	$0.99	$(2.61)
Average Number of Common Shares Outstanding—Basic	499	553	507	552
Average Number of Common Shares Outstanding—Diluted	500	553	508	552
Dividends (per common share)	$0.25	$0.05	$0.75	$0.15

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
millions	2018	2017	2018	2017
Net Income (Loss)	$427	$(641)	$618	$(1,250)
Other Comprehensive Income (Loss)
Adjustments for derivative instruments
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	1	1	2	3
Income taxes on reclassification of previously deferred derivative losses	—	—	—	(1)
Total adjustments for derivative instruments, net of taxes	1	1	2	2
Adjustments for pension and other postretirement plans
Net gain (loss) incurred during period	25	(14)	25	1
Income taxes on net gain (loss) incurred during period	(6)	5	(6)	—
Amortization of net actuarial (gain) loss to other (income) expense, net	15	29	28	100
Income taxes on amortization of net actuarial (gain) loss	(4)	(11)	(7)	(37)
Amortization of net prior service (credit) cost to other (income) expense, net	(6)	(7)	(18)	(19)
Income taxes on amortization of net prior service (credit) cost	2	3	4	7
Total adjustments for pension and other postretirement plans, net of taxes	26	5	26	52
Total	27	6	28	54
Comprehensive Income (Loss)	454	(635)	646	(1,196)
Comprehensive income (loss) attributable to noncontrolling interests	64	58	105	182
Comprehensive Income (Loss) Attributable to Common Stockholders	$390	$(693)	$541	$(1,378)

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
millions except per-share amounts	2018	2017
ASSETS
Current Assets
Cash and cash equivalents ($133 and $80 related to VIEs)	$1,883	$4,553
Accounts receivable (net of allowance of $11 and $14)
Customers ($159 and $106 related to VIEs)	1,644	1,222
Others ($15 and $19 related to VIEs)	547	607
Other current assets	397	380
Total	4,471	6,762
Net Properties and Equipment (net of accumulated depreciation, depletion, and amortization of $36,375 and $34,107) ($6,419 and $5,731 related to VIEs)	28,744	27,451
Other Assets ($801 and $579 related to VIEs)	2,292	2,211
Goodwill and Other Intangible Assets ($1,170 and $1,191 related to VIEs)	5,638	5,662
Total Assets	$41,145	$42,086

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable
Trade ($337 and $305 related to VIEs)	$2,144	$1,894
Other ($16 and $1 related to VIEs)	201	266
Short-term debt - Anadarko (1)	910	142
Short-term debt - WGP/WES	28	—
Current asset retirement obligations	332	294
Other current liabilities	1,502	1,310
Total	5,117	3,906
Long-term Debt
Long-term debt - Anadarko (1)	11,189	12,054
Long-term debt - WGP/WES	4,566	3,493
Total	15,755	15,547
Other Long-term Liabilities
Deferred income taxes	2,455	2,234
Asset retirement obligations ($158 and $143 related to VIEs)	2,538	2,500
Other	4,043	4,109
Total	9,036	8,843

Equity
Stockholders’ equity
Common stock, par value $0.10 per share (1.0 billion shares authorized, 576.2 million and 574.2 million shares issued)	57	57
Paid-in capital	12,344	12,000
Retained earnings	1,291	1,109
Treasury stock (82.3 million and 43.4 million shares)	(4,608)	(2,132)
Accumulated other comprehensive income (loss)	(383)	(338)
Total Stockholders’ Equity	8,701	10,696
Noncontrolling interests	2,536	3,094
Total Equity	11,237	13,790
Total Liabilities and Equity	$41,145	$42,086
__________________________________________________________________
Parenthetical references reflect amounts as of September 30, 2018, and December 31, 2017.
VIE amounts relate to WGP and WES. See Note 16—Variable Interest Entities.

(1)	Excludes WES and WGP.

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Total Stockholders’ Equity
millions	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance at December 31, 2017	$57	$12,000	$1,109	$(2,132)	$(338)	$3,094	$13,790
Net income (loss)	—	—	513	—	—	105	618
Common stock issued	—	6	—	—	—	—	6
Share-based compensation expense	—	125	—	—	—	—	125
Dividends—common stock	—	—	(380)	—	—	—	(380)
Repurchases of common stock	—	—	—	(2,476)	—	—	(2,476)
Subsidiary equity transactions	—	(17)	—	—	—	25	8
Settlement of tangible equity units	—	230	—	—	—	(300)	(70)
Distributions to noncontrolling interest owners	—	—	—	—	—	(365)	(365)
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	—	—	—	—	2	—	2
Adjustments for pension and other postretirement plans	—	—	—	—	26	—	26
Cumulative effect of accounting change (1)	—	—	49	—	(73)	(23)	(47)
Balance at September 30, 2018	$57	$12,344	$1,291	$(4,608)	$(383)	$2,536	$11,237
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

See accompanying Notes to Consolidated Financial Statements.

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
millions	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$618	$(1,250)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	3,123	3,235
Deferred income taxes	141	(1,026)
Dry hole expense and impairments of unproved properties	212	2,144
Impairments	319	383
(Gains) losses on divestitures, net	(31)	(815)
Total (gains) losses on derivatives, net	506	(33)
Operating portion of net cash received (paid) in settlement of derivative instruments	(433)	21
Other	224	227
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(344)	(32)
Increase (decrease) in accounts payable and other current liabilities	230	(95)
Other items, net	(263)	(140)
Net cash provided by (used in) operating activities	4,302	2,619
Cash Flows from Investing Activities
Additions to properties and equipment	(4,891)	(3,538)
Divestitures of properties and equipment and other assets	393	3,480
Other, net	(161)	30
Net cash provided by (used in) investing activities	(4,659)	(28)
Cash Flows from Financing Activities
Borrowings, net of issuance costs	2,131	249
Repayments of debt	(1,176)	(42)
Financing portion of net cash received (paid) for derivative instruments	19	(160)
Increase (decrease) in outstanding checks	(13)	(58)
Dividends paid	(380)	(84)
Repurchases of common stock	(2,476)	(37)
Issuances of common stock	6	—
Distributions to noncontrolling interest owners	(365)	(327)
Payments of future hard-minerals royalty revenues conveyed	(50)	(50)
Other financing activities	(2)	(18)
Net cash provided by (used in) financing activities	(2,306)	(527)
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(18)	4
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	(2,681)	2,068
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents at Beginning of Period	4,674	3,308
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents at End of Period	$1,993	$5,376

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

Recently Adopted Accounting Standards  ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, requires presentation of service cost in the same line item(s) as other compensation costs arising from services rendered by employees during the period and presentation of the remaining components of net benefit cost in a separate line item outside operating items. Additionally, only the service cost component of net benefit cost will be eligible for capitalization. The Company adopted this ASU on January 1, 2018, with retrospective presentation of the service cost component and the other components of net benefit cost in the income statement and prospective presentation for the capitalization of the service cost component of net benefit cost in assets. Upon adoption, non-service cost components of net periodic benefit costs of $107 million for 2017, including $94 million for the nine months ended September 30, 2017, were reclassified to other (income) expense, net, from G&A; oil and gas operating; gathering, processing, and marketing; and exploration expense.
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

New Accounting Standards Issued But Not Yet Adopted  ASU 2016-02, Leases (Topic 842), requires lessees to recognize a lease liability and a right-of-use (ROU) asset for all leases, including operating leases, with a term greater than 12 months on the balance sheet. This ASU modifies the definition of a lease and outlines the recognition, measurement, presentation, and disclosure of leasing arrangements by both lessees and lessors. The Company plans to make certain elections allowing the Company not to reassess contracts that commenced prior to adoption, to continue applying its current accounting policy for existing or expired land easements, and not to recognize ROU assets or lease liabilities for short-term leases. Anadarko continues to review contracts in its portfolio of leased assets to assess the impact of adopting this ASU. The Company expects the adoption of this ASU to primarily impact other assets and other long-term liabilities and does not expect a material impact on its consolidated results of operations. To facilitate compliance with this ASU, Anadarko expects to implement new accounting software and complete the evaluation of its systems, processes, and internal controls by the end of 2018. Anadarko will adopt this ASU on January 1, 2019, using a modified retrospective approach. As permitted by ASU 2018-11, Leases (Topic 842): Targeted Improvements, the Company does not expect to adjust comparative-period financial statements and will recognize a cumulative effect adjustment in the opening balance of retained earnings in the period of adoption.

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

The following tables summarize the impacts of adopting Topic 606 on the Company’s consolidated financial statements:

CONSOLIDATED BALANCE SHEET	Impact of Change in Accounting Policy
millions	As Reported	Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
September 30, 2018
Assets
Other current assets	$397	$395	$2
Net properties and equipment	28,744	28,697	47
Other assets	2,292	2,282	10
Liabilities
Other current liabilities	1,502	1,494	8
Deferred income taxes	2,455	2,461	(6)
Other	4,043	3,932	111
Equity
Total equity	11,237	11,291	(54)

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Revenue from Contracts with Customers (Continued)

CONSOLIDATED STATEMENT OF INCOME	Impact of Change in Accounting Policy
millions	As Reported	Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Three Months Ended September 30, 2018
Revenues
Gathering, processing, and marketing sales	$421	$717	$(296)
Gains (losses) on divestitures and other, net	90	89	1
Expenses
Gathering, processing, and marketing	256	551	(295)
Income tax expense (benefit)	256	254	2
Net income (loss) attributable to noncontrolling interests	64	71	(7)
Net Income (Loss) Attributable to Common Stockholders	$363	$358	$5

Nine Months Ended September 30, 2018
Revenues
Gathering, processing, and marketing sales	$1,163	$1,944	$(781)
Gains (losses) on divestitures and other, net	232	233	(1)
Expenses
Gathering, processing, and marketing	745	1,520	(775)
Income tax expense (benefit)	507	507	—
Net income (loss) attributable to noncontrolling interests	105	111	(6)
Net Income (Loss) Attributable to Common Stockholders	$513	$514	$(1)

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Revenue from Contracts with Customers (Continued)

Disaggregation of Revenue from Contracts with Customers The following table disaggregates revenue by significant product type and segment:

millions	Exploration & Production	WES Midstream	Other Midstream	Other and Intersegment Eliminations	Total
Three Months Ended September 30, 2018
Oil sales	$2,572	$—	$—	$—	$2,572
Natural-gas sales	232	—	—	—	232
Natural-gas liquids sales	382	—	—	—	382
Gathering, processing, and marketing sales (1)	—	511	113	1	625
Other, net	9	—	—	31	40
Total Revenue from Customers	$3,195	$511	$113	$32	$3,851
Gathering, processing, and marketing sales (2)	—	(3)	3	(204)	(204)
Gains (losses) on divestitures, net	5	—	1	(3)	3
Other, net	(8)	52	12	(9)	47
Total Revenue from Other than Customers	$(3)	$49	$16	$(216)	$(154)
Total Revenue and Other	$3,192	$560	$129	$(184)	$3,697

Nine Months Ended September 30, 2018
Oil sales	$6,964	$—	$—	$—	$6,964
Natural-gas sales	682	—	—	—	682
Natural-gas liquids sales	992	—	—	—	992
Gathering, processing, and marketing sales (1)	—	1,438	255	83	1,776
Other, net	16	—	—	71	87
Total Revenue from Customers	$8,654	$1,438	$255	$154	$10,501
Gathering, processing, and marketing sales (2)	—	(6)	6	(613)	(613)
Gains (losses) on divestitures, net	24	—	10	(3)	31
Other, net	(21)	113	30	(8)	114
Total Revenue from Other than Customers	$3	$107	$46	$(624)	$(468)
Total Revenue and Other	$8,657	$1,545	$301	$(470)	$10,033
 __________________________________________________________________

(1)
The amount in Other and Intersegment Eliminations primarily represents sales of third-party natural gas and NGLs of $328 million and intercompany eliminations of $(312) million for the three months ended September 30, 2018, and sales of third-party natural gas and NGLs of $813 million and intercompany eliminations of $(715) million for the nine months ended September 30, 2018.

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

millions
Balance at December 31, 2017	$37
Increase due to cumulative effect of adopting Topic 606	98
Increase due to cash received, excluding revenues recognized in the period (1)	46
Decrease due to revenue recognized (2)	(30)
Balance at September 30, 2018	$151

Contract liabilities at September 30, 2018
Other current liabilities	$23
Other long-term liabilities - other	128
Total contract liabilities from contracts with customers	$151
 __________________________________________________________________

(1)	Includes $(6) million for the three months ended September 30, 2018.

(2)	Includes $(9) million for the three months ended September 30, 2018.

Transaction Price Allocated to Remaining Performance Obligations Revenue expected to be recognized from certain performance obligations that are unsatisfied as of September 30, 2018, is reflected in the table below. The Company applies the optional exemptions in Topic 606 and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied performance obligations. Therefore, the following table represents only a small portion of Anadarko’s expected future consolidated revenues as future revenue from the sale of most products and services is dependent on future production or variable customer volumes and variable commodity prices for those volumes.

millions	Exploration & Production	WES Midstream	Other Midstream	Other and Intersegment Eliminations	Total
Remainder of 2018	$27	$124	$31	$(96)	$86
2019	104	480	204	(441)	347
2020	103	545	293	(606)	335
2021	103	525	361	(672)	317
2022	7	529	417	(739)	214
Thereafter	65	2,192	3,107	(4,662)	702
Total	$409	$4,395	$4,413	$(7,216)	$2,001

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Commodity Inventories

The following summarizes the major classes of commodity inventories included in other current assets:

	September 30,	December 31,
millions	2018	2017
Oil	$168	$165
Natural gas	19	29
NGLs	131	122
Total commodity inventories	$318	$316

4. Divestitures

Divestitures  The following summarizes the proceeds received and gains (losses) recognized on divestitures:

	Nine Months Ended
	September 30,
millions	2018	2017
Proceeds received, net of closing adjustments	$393	$3,480
Gains (losses) on divestitures, net (1)	31	815
__________________________________________________________________

(1)	Includes the $126 million gain related to the 2017 property exchange discussed below.

2018 During the nine months ended September 30, 2018, the Company divested of the following U.S. onshore and Gulf of Mexico assets:

•
Alaska nonoperated assets, included in the Exploration and Production and Other Midstream reporting segments, for net proceeds of $370 million and net losses of $33 million in 2018 and $154 million in the fourth quarter of 2017.

•	Ram Powell nonoperated assets in the Gulf of Mexico, included in the Exploration and Production reporting segment, resulting in a net gain of $67 million.

2017 During the nine months ended September 30, 2017, the Company divested of the following U.S. onshore assets:

•	Eagleford assets in South Texas, included in the Exploration and Production reporting segment, for net proceeds of $2.1 billion and a net gain of $730 million

•
Marcellus assets in Pennsylvania, included in the Exploration and Production and Other Midstream reporting segments, for net proceeds of $758 million and net losses of $56 million in 2017 and $129 million in the fourth quarter of 2016

•	Eaglebine assets in Southeast Texas, included in the Exploration and Production reporting segment, for net proceeds of $533 million and a net gain of $282 million

•	Utah CBM assets, included in the Exploration and Production and WES Midstream reporting segments, for net proceeds of $69 million and a net loss of $52 million

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Impairments

Impairments of Long-Lived Assets

2018 During the nine months ended September 30, 2018, the Company expensed $319 million primarily related to the following:

•
$145 million in the third quarter of 2018 related to hard-minerals properties due to the Company’s primary consumer of coal stating its intent to retire its existing coal-fired power generation plant earlier than expected, coupled with the outlook for limited new markets for the Company’s coal in the Rockies region. These coal assets had a post-impairment fair value of $15 million.

•	$126 million related to a gathering system in the DJ basin, included in the WES Midstream reporting segment that was permanently taken out of service in the second quarter of 2018.

2017 During the nine months ended September 30, 2017, the Company expensed $383 million primarily related to the following:

•
$211 million related to oil and gas properties in the Gulf of Mexico, included in the Exploration and Production reporting segment, due to lower forecasted commodity prices at that time. The assets had a post-impairment fair value of $231 million.

•
$168 million related to U.S. onshore midstream properties, included in the WES Midstream reporting segment, primarily due to a reduced throughput fee as a result of a producer’s bankruptcy. The assets had a post-impairment fair value of $58 million.

Fair values were measured as of the impairment date using the income approach and Level 3 inputs. The primary assumptions used to estimate undiscounted future net cash flows include anticipated future production, commodity prices, and capital and operating costs.

Impairments of Unproved Properties Impairments of unproved properties are included in exploration expense in the Company’s Consolidated Statements of Income. During the nine months ended September 30, 2018, the Company recognized $158 million of impairments of unproved Gulf of Mexico properties primarily related to blocks where the Company determined it would no longer pursue activities. The Company recognized $586 million of impairments of unproved Gulf of Mexico properties during the nine months ended September 30, 2017, of which $463 million related to the Shenandoah project. The unproved property balance related to the Shenandoah project originated from the purchase price allocated to the Gulf of Mexico exploration projects from the acquisition of Kerr-McGee Corporation in 2006.

It is reasonably possible that significant declines in commodity prices, further changes to the Company’s drilling plans in response to lower prices, reduction of proved and probable reserve estimates, or increases in drilling or operating costs could result in other additional impairments.

6. Suspended Exploratory Well Costs

The Company’s suspended exploratory well costs were $510 million at September 30, 2018, and $525 million at December 31, 2017. For exploratory wells, drilling costs are capitalized, or “suspended,” on the balance sheet when the well has found a sufficient quantity of reserves to justify its completion as a producing well and sufficient progress is being made in assessing the reserves and the economic and operating viability of the project. If additional information becomes available that raises substantial doubt as to the economic or operational viability of any of these projects, the associated costs will be expensed at that time. During the nine months ended September 30, 2018, there was no exploration expense recorded for suspended exploratory well costs previously capitalized for greater than one year at December 31, 2017.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Current Liabilities

Accounts Payable Accounts payable, trade included liabilities of $205 million at September 30, 2018, and $219 million at December 31, 2017, representing the amount by which checks issued but not presented to the Company’s banks for collection exceeded balances in applicable bank accounts. Changes in these liabilities are classified as cash flows from financing activities.

Other Current Liabilities The following summarizes the Company’s other current liabilities:

	September 30,	December 31,
millions	2018	2017
Accrued income taxes	$79	$71
Interest payable	169	246
Production, property, and other taxes payable	344	216
Accrued employee benefits	270	210
Derivatives	491	384
Other	149	183
Total other current liabilities	$1,502	$1,310

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

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Derivative Instruments (Continued)

Oil and Natural-Gas Production/Processing Derivative Activities  The oil prices listed below are a combination of NYMEX WTI and Intercontinental Exchange, Inc. (ICE) Brent Blend prices. The natural-gas prices listed below are NYMEX Henry Hub prices. The following is a summary of the Company’s derivative instruments related to oil and natural-gas production/processing derivative activities at September 30, 2018:

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
In August 2018, the Company amended an interest-rate swap with a notional principal amount of $200 million, extending the mandatory termination date from 2018 to 2023 in exchange for a cash payment of approximately $10 million.
At September 30, 2018, the Company had outstanding interest-rate swaps with a notional amount of $1.6 billion due prior to or in September 2023 that manage interest-rate risk associated with potential future debt issuances. Depending on market conditions, liability-management actions, or other factors, the Company may enter into offsetting interest-rate swap positions or settle or amend certain or all of the currently outstanding interest-rate swaps. The Company had the following outstanding interest-rate swaps at September 30, 2018:

millions except percentages		Mandatory	Weighted-Average
Notional Principal Amount	Reference Period	Termination Date	Interest Rate
$550	September 2016 - 2046	September 2020	6.418%
$250	September 2016 - 2046	September 2022	6.809%
$100	September 2017 - 2047	September 2020	6.891%
$250	September 2017 - 2047	September 2021	6.570%
$450	September 2017 - 2047	September 2023	6.445%

Derivative settlements and collateralization are classified as cash flows from operating activities unless the derivatives contain an other-than-insignificant financing element, in which case the settlements and collateralization are classified as cash flows from financing activities. As a result of prior extensions of reference-period start dates without settlement of the related interest-rate derivative obligations, the interest-rate derivatives in the Company’s portfolio contain an other-than-insignificant financing element, and therefore, any settlements, collateralization, or cash payments for amendments related to these extended interest-rate derivatives are classified as cash flows from financing activities. Net cash payments related to settlements and amendments of interest-rate swap agreements were $101 million during the nine months ended September 30, 2018, and $118 million during the nine months ended September 30, 2017.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Derivative Instruments (Continued)

Effect of Derivative Instruments—Balance Sheet  The following summarizes the fair value of the Company’s derivative instruments:

	Gross Derivative Assets		Gross Derivative Liabilities
millions	September 30,	December 31,	September 30,	December 31,
Balance Sheet Classification	2018	2017	2018	2017
Commodity derivatives
Other current assets	$2	$7	$—	$(1)
Other assets	—	2	—	—
Other current liabilities	20	45	(440)	(206)
Other liabilities	15	—	(56)	(2)
	37	54	(496)	(209)
Interest-rate derivatives
Other current assets	21	14	—	—
Other assets	54	40	—	—
Other current liabilities	—	—	(80)	(236)
Other liabilities	—	—	(1,028)	(1,183)
	75	54	(1,108)	(1,419)
Total derivatives	$112	$108	$(1,604)	$(1,628)

Effect of Derivative Instruments—Statement of Income  The following summarizes gains and losses related to derivative instruments:

	Three Months Ended		Nine Months Ended
millions	September 30,		September 30,
Classification of (Gain) Loss Recognized	2018	2017	2018	2017
Commodity derivatives
Gathering, processing, and marketing sales	$1	$—	$3	$—
(Gains) losses on derivatives, net	104	43	734	(164)
Interest-rate derivatives
(Gains) losses on derivatives, net	(72)	39	(231)	131
Total (gains) losses on derivatives, net	$33	$82	$506	$(33)

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
The Company’s derivative instruments are subject to individually negotiated credit provisions that may require collateral of cash or letters of credit depending on the derivative’s portfolio valuation versus negotiated credit thresholds. These credit thresholds generally require full or partial collateralization of the Company’s obligations depending on certain credit-risk-related provisions, such as the Company’s credit rating from S&P and Moody’s. As of September 30, 2018, the Company’s long-term debt was rated investment grade (BBB) by both S&P and Fitch and below investment grade (Ba1) by Moody’s. The Company may be required to post additional collateral with respect to its derivative instruments if its credit ratings decline below current levels or if the liability associated with any such derivative instrument increases substantially. For example, based on the derivative positions as of September 30, 2018, if Anadarko’s credit rating were to be downgraded one level by either S&P or Moody’s, the Company could be required to post additional collateral of up to approximately $124 million. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed was $1.4 billion (net of $49 million of collateral) at September 30, 2018, and $1.4 billion (net of $170 million of collateral) at December 31, 2017.

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
The following summarizes the fair value of the Company’s derivative assets and liabilities by input level within the fair-value hierarchy:

millions	Level 1	Level 2	Level 3	Netting (1)	Collateral	Total
September 30, 2018
Assets
Commodity derivatives	$—	$37	$—	$(35)	$—	$2
Interest-rate derivatives	—	75	—	—	—	75
Total derivative assets	$—	$112	$—	$(35)	$—	$77
Liabilities
Commodity derivatives	$—	$(496)	$—	$35	$6	$(455)
Interest-rate derivatives	—	(1,108)	—	—	49	(1,059)
Total derivative liabilities	$—	$(1,604)	$—	$35	$55	$(1,514)

December 31, 2017
Assets
Commodity derivatives	$1	$53	$—	$(46)	$(1)	$7
Interest-rate derivatives	—	54	—	—	—	54
Total derivative assets	$1	$107	$—	$(46)	$(1)	$61
Liabilities
Commodity derivatives	$(1)	$(208)	$—	$46	$3	$(160)
Interest-rate derivatives	—	(1,419)	—	—	170	(1,249)
Total derivative liabilities	$(1)	$(1,627)	$—	$46	$173	$(1,409)
 __________________________________________________________________

(1)	Represents the impact of netting commodity derivative assets and liabilities with counterparties where the Company has the contractual right and intends to net settle.

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

10. Debt

Debt Activity  The following summarizes the Company’s borrowing activity, after eliminating the effect of intercompany transactions, during the nine months ended September 30, 2018:

	Carrying Value
millions	WES	WGP (1)	Anadarko (2)	Anadarko Consolidated	Description
Balance at December 31, 2017	$3,465	$28	$11,965	$15,458
Issuances
	394	—	—	394	WES 4.500% Senior Notes due 2028
	687	—	—	687	WES 5.300% Senior Notes due 2048
	396	—	—	396	WES 4.750% Senior Notes due 2028
	342	—	—	342	WES 5.500% Senior Notes due 2048
Borrowings
	320	—	—	320	WES RCF
Repayments
	(690)	—	—	(690)	WES RCF
	—	—	(114)	(114)	7.050% Debentures due 2018
	(350)	—	—	(350)	WES 2.600% Senior Notes due 2018
	—	—	(17)	(17)	TEUs - senior amortizing notes
Other, net	2	—	39	41	Amortization of discounts, premiums, and debt issuance costs
Balance at September 30, 2018	$4,566	$28	$11,873	$16,467
__________________________________________________________________

(1)	Excludes WES.

(2)	Excludes WES and WGP.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Debt (Continued)

Debt  The following summarizes the Company’s outstanding debt, including capital lease obligations, after eliminating the effect of intercompany transactions:

millions	WES	WGP (1)	Anadarko (2)	Consolidated
September 30, 2018
Total borrowings at face value	$4,620	$28	$13,383	$18,031
Net unamortized discounts, premiums, and debt issuance costs (3)	(54)	—	(1,510)	(1,564)
Total borrowings (4)	4,566	28	11,873	16,467
Capital lease obligations	—	—	226	226
Less short-term debt	—	28	910	938
Total long-term debt	$4,566	$—	$11,189	$15,755

December 31, 2017
Total borrowings at face value	$3,490	$28	$13,514	$17,032
Net unamortized discounts, premiums, and debt issuance costs (3)	(25)	—	(1,549)	(1,574)
Total borrowings (4)	3,465	28	11,965	15,458
Capital lease obligations	—	—	231	231
Less short-term debt	—	—	142	142
Total long-term debt	$3,465	$28	$12,054	$15,547
__________________________________________________________________

(1)	Excludes WES.

(2)	Excludes WES and WGP.

(3)
Unamortized discounts, premiums, and debt issuance costs are amortized over the term of the related debt. Debt issuance costs related to RCFs are included in other current assets and other assets on the Company’s Consolidated Balance Sheets.

(4)	The Company’s outstanding borrowings, except for borrowings under the WGP RCF, are senior unsecured.

Fair Value  The Company uses a market approach to determine the fair value of its fixed-rate debt using observable market data, which results in a Level 2 fair-value measurement. The carrying amount of floating-rate debt approximates fair value as the interest rates are variable and reflective of market rates. The estimated fair value of the Company’s total borrowings was $17.8 billion at September 30, 2018, and $17.7 billion at December 31, 2017.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Debt (Continued)

Anadarko Borrowings  In January 2018, the Company amended its $3.0 billion senior unsecured RCF to extend the maturity date to January 2022 (APC RCF) and amended its $2.0 billion 364-day senior unsecured RCF to extend the maturity date to January 2019 (364-Day Facility). At September 30, 2018, Anadarko had no outstanding borrowings under the APC RCF or the 364-Day Facility and was in compliance with all covenants.
At September 30, 2018, Anadarko had outstanding borrowings of $600 million of 8.700% Senior Notes due March 2019 and $300 million of 6.950% Senior Notes due June 2019 classified as short-term debt on the Company’s Consolidated Balance Sheet. Short-term debt also included the current portion of the Company’s capital lease obligations.
Anadarko’s Zero Coupons can be put to the Company in October of each year, in whole or in part, for the then-accreted value of the outstanding Zero Coupons. None of the Zero Coupons were put to the Company in October 2018. The Zero Coupons can next be put to the Company in October 2019, which, if put in whole, would be $980 million.
The Company also has notes payable related to its ownership of certain noncontrolling mandatorily redeemable interests that are not included in the Company’s reported debt balance and do not affect consolidated interest expense. See Note 8—Equity-Method Investments in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

WES and WGP Borrowings  In February 2018, WES amended its RCF to extend the maturity date from February 2020 to February 2023 and expanded the borrowing capacity to $1.5 billion (WES RCF). As part of the amendment, the WES RCF is expandable to a maximum of $2.0 billion. During the nine months ended September 30, 2018, WES borrowed $320 million under its RCF, which was used for general partnership purposes, and made repayments of $690 million. At September 30, 2018, WES had no outstanding borrowings under its RCF, outstanding letters of credit of $5 million, available borrowing capacity of $1.495 billion, and was in compliance with all covenants.
In August 2018, WES completed a public offering of $400 million aggregate principal amount of 4.750% Senior Notes due August 2028 and a public offering of $350 million aggregate principal amount of 5.500% Senior Notes due August 2048. The net proceeds from the public offerings were used to repay the maturing WES $350 million of 2.600% Senior Notes due August 2018, and amounts outstanding under the WES RCF. The remaining net proceeds were used for general partnership purposes, including to fund capital expenditures.
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
In February 2018, WGP voluntarily reduced the aggregate commitments of the lenders under its senior secured RCF maturing in March 2019 from $250 million to $35 million (WGP RCF). Obligations under the WGP RCF are secured by a first priority lien on all of WGP’s assets (not including the consolidated assets of WES) as well as all equity interests owned by WGP. At September 30, 2018, WGP had outstanding borrowings of $28 million at an interest rate of 4.25%, classified as short-term debt on the Company’s Consolidated Balance Sheet, and had available borrowing capacity of $7 million. At September 30, 2018, WGP was in compliance with all covenants.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Income Taxes

Upon enactment of the Tax Reform Legislation on December 22, 2017, the Company remeasured its U.S. deferred tax assets and liabilities based on the reduction of the U.S. corporate tax rate from 35% to 21%. During the third quarter of 2018, the Company recognized an additional net tax benefit of $5 million related to the adoption of the Tax Reform Legislation under Staff Accounting Bulletin 118. The Company expects to complete the accounting for the income tax effects related to the adoption of the Tax Reform Legislation, including its accounting policy related to Global Intangible Low Taxed Income, and record any remaining adjustments to provisional tax amounts, which could be material to income tax expense, before the end of the measurement period on December 21, 2018. See Note 13—Income Taxes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
The following summarizes income tax expense (benefit) and effective tax rates:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
millions except percentages	2018	2017	2018	2017
Current income tax expense (benefit)	$146	$430	$383	$670
Deferred income tax expense (benefit)	110	(855)	124	(1,036)
Total income tax expense (benefit)	$256	$(425)	$507	$(366)
Income (loss) before income taxes	683	(1,066)	1,125	(1,616)
Effective tax rate	37%	40%	45%	23%

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
The variance from the U.S. federal statutory rate of 21% for the three and nine months ended September 30, 2018, was primarily attributable to the following items:

•	tax impact from foreign operations

•	non-deductible Algerian exceptional profits tax for Algerian income tax purposes
The Company reported a loss before income taxes for the three and nine months ended September 30, 2017. As a result, items that ordinarily increase or decrease the Company’s tax rate will have the opposite effect. The variance from the U.S. federal statutory rate of 35% for the three and nine months ended September 30, 2017 was primarily attributable to the following items:

•	tax impact from foreign operations

•	non-deductible Algerian exceptional profits tax for Algerian income tax purposes

•	net changes in uncertain tax positions

•	income attributable to noncontrolling interests

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Income Taxes (Continued)

The Company recognized a net tax benefit of $346 million as of September 30, 2018 and December 31, 2017, related to the deduction of its 2015 settlement payment for the Tronox Adversary Proceeding. This benefit is net of uncertain tax positions of $1.2 billion as of September 30, 2018 and December 31, 2017, due to uncertainty related to the deductibility of the settlement payment. Due to the deduction of the settlement payment, the Company had a net operating loss carryback for 2015, which resulted in a tentative tax refund of $881 million in 2016. The IRS has audited this position and, in April 2018, issued a final notice of proposed adjustment denying the deductibility of the settlement payment. In September 2018, the Company received a statutory notice of deficiency from the IRS disallowing the net operating loss carryback and rejecting the Company’s refund claim. As a result, the Company intends to file a petition with the U.S. Tax Court to dispute the disallowances, and pursuant to standard U.S. Tax Court procedures, the Company is not required to repay the $881 million refund to dispute the IRS’s position. Accordingly, the Company has not revised its estimate of the benefit that will ultimately be realized. After the case is tried and briefed in the Tax Court, the court will issue an opinion and then enter a decision. If the Company does not prevail on the issue, the earliest potential date the Company might be required to repay the refund received, plus interest, would be 91 days after entry of the decision. At such time, the Company would reverse the portion of the $346 million net benefit previously recognized in its consolidated financial statements to the extent necessary to reflect the result of the Tax Court decision. It is reasonably possible the amount of uncertain tax position and/or tax benefit could materially change as the Company asserts its position in the Tax Court proceedings. Although management cannot predict the timing of a final resolution of the Tax Court proceedings, the Company does not anticipate a decision to be entered within the next three years.

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

	Pension Benefits		Other Benefits
millions	2018	2017	2018	2017
Three Months Ended September 30
Service cost	$23	$22	$—	$—
Interest cost	19	21	3	3
Expected (return) loss on plan assets	(20)	(21)	—	—
Amortization of net actuarial loss (gain)	6	7	—	—
Amortization of net prior service cost (credit)	—	(1)	(6)	(6)
Settlement expense	9	22	—	—
Termination benefits expense	7	—	—	—
Net periodic benefit cost (1)	$44	$50	$(3)	$(3)

Nine Months Ended September 30
Service cost	$68	$64	$1	$1
Interest cost	57	63	8	9
Expected (return) loss on plan assets	(61)	(63)	—	—
Amortization of net actuarial loss (gain)	19	20	—	—
Amortization of net prior service cost (credit)	—	(1)	(18)	(18)
Settlement expense	9	80	—	—
Termination benefits expense	7	4	—	—
Net periodic benefit cost (1)	$99	$167	$(9)	$(8)
__________________________________________________________________

(1)
The service cost component of net periodic benefit cost is included in G&A; oil and gas operating expense; gathering, processing, and marketing expense; and exploration expense, and all other components of net periodic benefit cost are included in other (income) expense on the Company’s Consolidated Statements of Income.

The Company contributed $161 million to funded pension plans and $36 million to unfunded pension plans during the nine months ended September 30, 2018. The Company expects to contribute an additional $1 million to funded pension plans and $26 million to unfunded pension plans during 2018.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Stockholders’ Equity

Earnings Per Share  The Company’s basic earnings per share (EPS) is computed based on the average number of shares of common stock outstanding for the period and includes the effect of any participating securities and TEUs as appropriate. Diluted EPS includes the effect of the Company’s outstanding stock options, restricted stock awards, restricted stock units, and TEUs, if the inclusion of these items is dilutive. All outstanding TEUs were settled in June 2018. See Note 9—Tangible Equity Units for additional information.
The following provides a reconciliation between basic and diluted EPS attributable to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
millions except per-share amounts	2018	2017	2018	2017
Net income (loss)
Net income (loss) attributable to common stockholders	$363	$(699)	$513	$(1,432)
Income (loss) effect of TEUs	—	(2)	(4)	(6)
Less distributions on participating securities	2	—	4	—
Less undistributed income allocated to participating securities	2	—	1	—
Basic	$359	$(701)	$504	$(1,438)
Income (loss) effect of TEUs	—	—	—	(1)
Diluted	$359	$(701)	$504	$(1,439)
Shares
Average number of common shares outstanding—basic	499	553	507	552
Dilutive effect of stock options	1	—	1	—
Average number of common shares outstanding—diluted	500	553	508	552
Excluded due to anti-dilutive effect	8	11	9	11
Net income (loss) per common share
Basic	$0.72	$(1.27)	$0.99	$(2.60)
Diluted	$0.72	$(1.27)	$0.99	$(2.61)

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Stockholders’ Equity (Continued)

Common Stock  The Company announced a $2.5 billion Share-Repurchase Program in September 2017, which was expanded to $3.0 billion in February 2018. In July 2018, the program was further expanded to $4.0 billion and extended through June 30, 2019. The Share-Repurchase Program authorizes the repurchase of the Company’s common stock in the open market or through private transactions. As of the end of the third quarter of 2018, the Company had completed $3.5 billion of the Share-Repurchase Program through ASR Agreements and open-market repurchases. These transactions were accounted for as equity transactions, with all of the repurchased shares classified as treasury stock. Additionally, the receipt of these shares reduced the average number of shares of common stock outstanding used to compute both basic and diluted EPS.
During the nine months ended September 30, 2018, the Company entered into and completed two ASR Agreements and open-market repurchases as presented below:

millions except per-share amounts
Agreement Date	Settlement Date	Amount	Average Price per Share	Initial Shares Delivered	Additional Shares Delivered	Total Shares Delivered
ASR Agreements
January 2018	February 2018	$500	$58.82	7.0	1.5	8.5
March 2018	June 2018	1,441	65.28	19.1	3.0	22.1
Total ASR Agreements		1,941		26.1	4.5	30.6
Open-market repurchases
August 2018	August 2018	250	66.14	N/A	N/A	3.8
September 2018	September 2018	250	63.11	N/A	N/A	3.9
Total open-market repurchases		500				7.7
Total		$2,441				38.3

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
WES Class C units issued to Anadarko will convert into WES common units on a one-for-one basis on the conversion date, which was extended in February 2017 from December 31, 2017, to March 1, 2020. The Class C units receive quarterly distributions in the form of additional Class C units until the March 1, 2020 conversion date, unless WES elects to convert the units to common units earlier or Anadarko elects to extend the conversion date. WES distributed 802 thousand Class C units to Anadarko during the nine months ended September 30, 2018, and 886 thousand Class C units to Anadarko during 2017.
WGP is a limited partnership formed by Anadarko to own interests in WES. In June 2018, Anadarko settled 9.2 million outstanding TEUs, originally issued in 2015, in exchange for approximately 8.2 million WGP common units. See Note 9—Tangible Equity Units for additional information. At September 30, 2018, Anadarko’s ownership interest in WGP consisted of a 77.8% limited partner interest and the entire non-economic general partner interest. The remaining 22.2% limited partner interest in WGP was owned by the public.
At September 30, 2018, WGP’s ownership interest in WES consisted of a 29.6% limited partner interest, the entire 1.5% general partner interest, and all of the WES incentive distribution rights. At September 30, 2018, Anadarko also owned a 9.5% limited partner interest in WES through other subsidiaries’ ownership of common and Class C units. The remaining 59.4% limited partner interest in WES was owned by the public.

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
The following tables present selected financial data from the consolidated financial statements of WGP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
millions	2018	2017	2018	2017
Statement of Operations Data
Total revenues and other	$508	$575	$1,432	$1,616
Operating income (loss)	200	179	461	523
Net income (loss)	155	147	340	424

	Nine Months Ended
	September 30,
millions	2018	2017
Statement of Cash Flows Data
Net cash provided by (used in) operating activities	$749	$642
Net cash provided by (used in) investing activities	(1,161)	(515)
Net cash provided by (used in) financing activities	465	(334)

	September 30,	December 31,
millions	2018	2017
Balance Sheet Data
Cash and cash equivalents	$133	$80
Net property, plant, and equipment	6,419	5,731
Total assets	9,034	8,016
Long-term debt	4,566	3,493
Total liabilities	5,417	4,071
Total equity and partners’ capital	3,617	3,945

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
All outstanding debt for WES at September 30, 2018, and December 31, 2017, including any borrowings under the WES RCF, is recourse to WES’s general partner, which in turn has been indemnified in certain circumstances by certain wholly owned subsidiaries of the Company for such liabilities. All outstanding debt for WGP at September 30, 2018, and December 31, 2017, including any borrowings under the WGP RCF, is recourse to WGP’s general partner, which is a wholly owned subsidiary of the Company. See Note 10—Debt for additional information on WGP and WES short-term and long-term debt balances.

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

Financial Support Provided to VIEs Concurrent with the closing of its May 2008 IPO, WES loaned the Company $260 million in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The related interest income for WES was $13 million for the nine months ended September 30, 2018 and 2017. The note receivable and related interest income are eliminated in consolidation.
To reduce WES’s exposure to a majority of the commodity-price risk inherent in certain of its contracts, Anadarko has commodity price swap agreements in place with WES expiring on December 31, 2018. WES recorded a capital contribution from Anadarko in its Consolidated Statement of Equity and Partners’ Capital for an amount equal to (i) the amount by which the swap price for product sales exceeds the applicable market price, minus (ii) the amount by which the swap price for product purchases exceeds the market price. WES recorded a capital contribution from Anadarko of $41 million for the nine months ended September 30, 2018, and $47 million for the nine months ended September 30, 2017.

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
The following summarizes cash paid (received) for interest and income taxes as well as non-cash investing and financing activities:

	Nine Months Ended
	September 30,
millions	2018	2017
Cash paid (received)
Interest, net of amounts capitalized	$813	$764
Income taxes, net of refunds	48	169
Non-cash investing activities
Fair value of properties and equipment acquired	$8	$619
Asset retirement cost additions	261	228
Accruals of property, plant, and equipment	886	786
Net liabilities assumed (divested) in acquisitions and divestitures	(97)	(115)
Non-cash investing and financing activities
Deferred drilling lease liability	$—	$14
Non-cash financing activities
Settlement of tangible equity units	$300	$—

The following table provides a reconciliation of Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents as reported in the Consolidated Statement of Cash Flows to the line items within the Consolidated Balance Sheets:

	September 30,	December 31,
millions	2018	2017
Cash and cash equivalents	$1,883	$4,553
Restricted cash and restricted cash equivalents included in Other Assets	110	121
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$1,993	$4,674

Included in cash and cash equivalents is restricted cash and restricted cash equivalents of $134 million at September 30, 2018, and $255 million at December 31, 2017. Total restricted cash and restricted cash equivalents are primarily associated with certain international joint venture operations, payments of future hard-minerals royalty revenues conveyed, like-kind exchanges of property, and a judicially-controlled account related to a Brazilian tax dispute. See Note 17—Contingencies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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
To assess the performance of Anadarko’s operating segments, the chief operating decision maker analyzes Adjusted EBITDAX. The Company defines Adjusted EBITDAX as income (loss) before income taxes; interest expense; DD&A; exploration expense; gains (losses) on divestitures, net; impairments; total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives; restructuring charges; and less net income (loss) attributable to noncontrolling interests.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
millions	2018	2017	2018	2017
Income (loss) before income taxes	$683	$(1,066)	$1,125	$(1,616)
Interest expense	240	230	705	682
DD&A	1,130	1,083	3,123	3,235
Exploration expense (1)	118	750	380	2,366
(Gains) losses on divestitures, net	(3)	194	(31)	(815)
Impairments	172	—	319	383
Total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives	(167)	98	73	(12)
Restructuring charges	13	3	13	20
Less net income (loss) attributable to noncontrolling interests	64	58	105	182
Consolidated Adjusted EBITDAX	$2,122	$1,234	$5,602	$4,061
 __________________________________________________________________

(1)	Includes restructuring charges of $20 million for the three and nine months ended September 30, 2018.

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

millions	Exploration & Production	WES Midstream	Other Midstream	Other and Intersegment Eliminations	Total
Three Months Ended September 30, 2018
Sales revenues	$3,161	$394	$39	$13	$3,607
Intersegment revenues	25	114	78	(217)	—
Other	1	52	11	23	87
Total revenues and other (1)	3,187	560	128	(181)	3,694
Operating costs and expenses (2)	1,059	245	55	(67)	1,292
Net cash from settlement of commodity derivatives	—	—	—	199	199
Other (income) expense, net (3)	—	—	—	17	17
Net income (loss) attributable to noncontrolling interests	—	—	—	64	64
Total expenses and other	1,059	245	55	213	1,572
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	—	—	—
Adjusted EBITDAX	$2,128	$315	$73	$(394)	$2,122

Three Months Ended September 30, 2017
Sales revenues	$2,097	$445	$53	$15	$2,610
Intersegment revenues	4	119	43	(166)	—
Other	6	39	7	28	80
Total revenues and other (1)	2,107	603	103	(123)	2,690
Operating costs and expenses (2)	956	345	62	49	1,412
Net cash from settlement of commodity derivatives	—	—	—	(16)	(16)
Other (income) expense, net	—	—	—	2	2
Net income (loss) attributable to noncontrolling interests	—	—	—	58	58
Total expenses and other	956	345	62	93	1,456
Adjusted EBITDAX	$1,151	$258	$41	$(216)	$1,234
 __________________________________________________________________

(1)	Total revenues and other excludes gains (losses) on divestitures, net since these gains and losses are excluded from Adjusted EBITDAX.

(2)	Operating costs and expenses excludes exploration expense, DD&A, impairments, restructuring charges, and certain other operating expenses since these expenses are excluded from Adjusted EBITDAX.

(3)	Other (income) expense, net excludes restructuring charges since these expenses are excluded from Adjusted EBITDAX.

ANADARKO PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18. Segment Information (Continued)

millions	Exploration & Production	WES Midstream	Other Midstream	Other and Intersegment Eliminations	Total
Nine Months Ended September 30, 2018
Sales revenues	$8,589	$1,063	$73	$76	$9,801
Intersegment revenues	49	369	188	(606)	—
Other	(5)	113	30	63	201
Total revenues and other (1)	8,633	1,545	291	(467)	10,002
Operating costs and expenses (2)	2,840	687	134	195	3,856
Net cash from settlement of commodity derivatives	—	—	—	437	437
Other (income) expense, net (3)	—	—	—	9	9
Net income (loss) attributable to noncontrolling interests	—	—	—	105	105
Total expenses and other	2,840	687	134	746	4,407
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	—	7	7
Adjusted EBITDAX	$5,793	$858	$157	$(1,206)	$5,602

Nine Months Ended September 30, 2017
Sales revenues	$6,500	$1,213	$134	$80	$7,927
Intersegment revenues	10	387	125	(522)	—
Other	16	124	20	77	237
Total revenues and other (1)	6,526	1,724	279	(365)	8,164
Operating costs and expenses (2)	2,679	936	168	135	3,918
Net cash from settlement of commodity derivatives	—	—	—	(23)	(23)
Other (income) expense, net	—	—	—	24	24
Net income (loss) attributable to noncontrolling interests	—	—	—	182	182
Total expenses and other	2,679	936	168	318	4,101
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	—	(2)	(2)
Adjusted EBITDAX	$3,847	$788	$111	$(685)	$4,061
 __________________________________________________________________

(1)	Total revenues and other excludes gains (losses) on divestitures, net since these gains and losses are excluded from Adjusted EBITDAX.

(2)	Operating costs and expenses excludes exploration expense, DD&A, impairments, restructuring charges, and certain other operating expenses since these expenses are excluded from Adjusted EBITDAX.

(3)	Other (income) expense, net excludes restructuring charges since these expenses are excluded from Adjusted EBITDAX.

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

•	civil or political unrest or acts of terrorism in a region or country

•	the creditworthiness and performance of the Company’s counterparties, including financial institutions, operating partners, and other parties

•	volatility in the securities, capital, or credit markets and related risks such as general credit, liquidity, and interest-rate risk

•	the Company’s ability to successfully monetize select assets, repay or refinance its debt, meet its debt-reduction expectations, and the impact of changes in the Company’s credit ratings

•	the Company’s ability to successfully complete its Share-Repurchase Program

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

MANAGEMENT OVERVIEW

Anadarko’s strategy is to explore for, develop, and commercialize resources globally; ensure health, safety, and environmental excellence; and focus on financial discipline, flexibility, and value creation; while demonstrating the Company’s core values in all its business activities. The Company’s revenues, operating results, cash flows from operations, capital spending, and future growth rates are highly dependent on commodity prices, which determine the value the Company receives from its sales of oil, natural gas, and NGLs.
The Company continues to leverage its foundational principle of efficient capital allocation to generate attractive returns on, and of, capital while investing within cash flow. Anadarko also continues to focus on cash-margin improvement and has actively managed its portfolio to focus on higher-return, oil-levered opportunities in areas where it possesses both scale and competitive advantages, namely in the Delaware and DJ basins in the U.S. onshore and in the deepwater Gulf of Mexico. The Company expects to use excess cash generated from its Gulf of Mexico, Algeria, Ghana, and DJ basin assets to fund the growth of its other unconventional assets in the U.S. onshore and improve returns to shareholders.
In the third quarter of 2018, the Company expanded the Share-Repurchase Program from $3.0 billion to $4.0 billion and completed the repurchase of $500 million of the Company’s common stock, bringing the total repurchases to $3.5 billion. The Company also announced a $500 million increase to its debt-reduction expectations, bringing the total planned debt reduction to $1.5 billion. As of September 30, 2018, the Company had repaid $114 million of debt at maturity and plans to retire $900 million of fixed-rate debt maturing in the first half of 2019. These actions demonstrate the strength of the Company’s portfolio and commitment to capital efficiency.
In the Delaware basin, located in Texas, the Company continues to build out one of the most expansive and integrated infrastructure positions in the region and is transitioning to multi-well pad development, primarily in Reeves and Loving counties. The first ROTF in Reeves County was completed and brought online during the second quarter of 2018. During the third quarter of 2018, final commissioning activities were completed for the second ROTF in Loving County. New wells in the area were brought online and flowed into these ROTFs during the third quarter of 2018. Additionally, the WES-operated Mentone I processing train at the DBM Complex is expected to commence operations in the fourth quarter of 2018, which will facilitate incremental production growth of the asset. As of the end of the third quarter of 2018, Anadarko had secured sufficient takeaway capacity with approximately 50% of its Delaware basin operated oil volumes being sold at Gulf Coast markets via the Enterprise pipeline to Houston. This capacity is expected to increase to approximately 100% in 2019, when the Plains Cactus II pipeline to Corpus Christi is brought online. The Company ended the third quarter of 2018 with 7 operated drilling rigs and 5 completion crews in the Delaware basin, which compares to 13 operated drilling rigs and 6 completion crews at the end of the third quarter of 2017.
In the DJ basin, located in Colorado, the Company continues to leverage its minerals-interest ownership and extensive infrastructure position to deliver development wells with attractive rates of return. The Company ended the third quarter of 2018 with four operated drilling rigs and two completion crews in the DJ basin, which compares to six operated drilling rigs and four completion crews at the end of the third quarter of 2017. The Colorado general election ballot in November 2018 will include Proposition 112, which, if passed, would amend the Colorado Revised Statutes to require that new oil and gas development on non-federal lands take place a minimum distance of 2,500 feet from occupied buildings such as homes, schools, and hospitals, and other areas designated as vulnerable. Such setbacks would effectively ban new oil and gas drilling and hydraulic fracturing on a substantial portion of Colorado’s non-federal lands. If Proposition 112 passes, and is not amended or repealed by the state legislature, resulting in more stringent limitations on the production and development of oil and natural gas in Colorado, the Company will be limited or precluded in the drilling of wells or in the volumes that are ultimately able to be produced from assets in Colorado. Given the depth and quality of the Company’s portfolio, if this occurs, the Company would expect to reallocate capital in order to continue to focus on higher-return, oil-levered opportunities in areas where it possesses both scale and competitive advantages, namely in the Delaware basin and in the deepwater Gulf of Mexico, and accelerate investments in the emerging oil play in Wyoming’s Powder River basin.
In the deepwater Gulf of Mexico, Anadarko has two floating drillships and one platform rig available to conduct operations that are focused toward high-return oil development opportunities near the Company’s expansive infrastructure. Internationally, drilling continues in offshore Ghana with new development activities at the TEN and Jubilee fields.
In order to reduce commodity-price risk and increase the predictability of 2018 cash flows, the Company has strategic derivative positions covering approximately 50% of its anticipated oil sales volumes and approximately 55% of its anticipated natural-gas sales volumes for the remainder of 2018. See Note 8—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Significant operating and financial activities for the third quarter of 2018 include the following:

Total Company

•	The Company’s overall sales-volume product mix increased to 58% oil in the third quarter of 2018, compared to 56% in the third quarter of 2017.

•	The Company’s third-quarter oil sales volumes averaged 397 MBbls/d, representing a 13% increase over the third quarter of 2017.
U.S. Onshore

•	U.S. onshore oil sales volumes increased by 35 MBbls/d, representing a 26% increase from the third quarter of 2017.

•
Sales volumes for the Delaware basin increased by 32 MBbls/d, representing an 83% increase from the third quarter of 2017, primarily due to continued drilling and completion activities and midstream infrastructure additions in 2018.

•
In the Delaware basin, the second ROTF was completed in Loving County, with 47 wells flowing into the facility by the end of the third quarter. Additionally, 23 new wells were brought online at the Reeves County ROTF during the quarter.

International
Ghana

•
In the TEN fields of Ghana, the operator resumed drilling operations in early 2018, with one well completed and brought online in the third quarter. Subsequent to quarter end, drilling began on a second well.

•	In the Jubilee field of Ghana, the operator drilled two wells during the second quarter of 2018, with the first of these wells completed and brought online in the third quarter.

•	At the end of the third quarter, a second drillship was mobilized for drilling operations in the TEN and Jubilee fields.
Mozambique

•	The Company continues to make progress converting non-binding commitments to fully termed Sales and Purchase Agreements as required to support project financing arrangements and progress to FID.

•	Recommendations for award of the offshore contractor and equipment providers are awaiting Government of Mozambique approval.

•
Site preparation activities are fully underway at the Afungi onshore site, as major infrastructure and resettlement projects are proceeding as planned, positioning the area for construction of the LNG facilities.

•	In the third quarter, Offshore Area 4, which is owned and operated by third parties, joined the Anadarko-led resettlement and airstrip projects as a 50% participant.

•	The Company remains on track for FID consideration in the first half of 2019.
Financial

•	The Company generated $1.6 billion of cash flows from operations and ended the third quarter with $1.9 billion of cash.

•	In the third quarter, the Company completed the repurchase of an additional $500 million of the Company’s common stock under the Share-Repurchase Program.

FINANCIAL RESULTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
millions except per-share amounts	2018	2017	2018	2017
Oil, natural-gas, and NGLs sales	$3,186	$2,101	$8,638	$6,510
Gathering, processing, and marketing sales	421	509	1,163	1,417
Gains (losses) on divestitures and other, net	90	(114)	232	1,052
Revenues and other	$3,697	$2,496	$10,033	$8,979
Costs and expenses	2,718	3,245	7,684	9,895
Other (income) expense	296	317	1,224	700
Income tax expense (benefit)	256	(425)	507	(366)
Net income (loss) attributable to common stockholders	$363	$(699)	$513	$(1,432)
Net income (loss) per common share attributable to common stockholders—diluted	$0.72	$(1.27)	$0.99	$(2.61)
Average number of common shares outstanding—diluted	500	553	508	552

The following discussion pertains to Anadarko’s results of operations, financial condition, and changes in financial condition. Any increases or decreases “for the three months ended September 30, 2018,” refer to the comparison of the three months ended September 30, 2018, to the three months ended September 30, 2017, and any increases or decreases “for the nine months ended September 30, 2018,” refer to the comparison of the nine months ended September 30, 2018, to the nine months ended September 30, 2017. The primary factors that affect the Company’s results of operations include commodity prices for oil, natural gas, and NGLs; sales volumes; the cost of finding and developing such reserves; and operating costs.

Revenues and Sales Volumes

	Three Months Ended
	September 30,
millions except percentages	Oil	Natural Gas	NGLs	Total
2017 sales revenues	$1,567	$269	$265	$2,101
Changes associated with prices	806	(33)	78	851
Changes associated with sales volumes	199	(4)	39	234
2018 sales revenues	$2,572	$232	$382	$3,186
Increase (decrease) vs. 2017	64%	(14)%	44%	52%

	Nine Months Ended
	September 30,
millions except percentages	Oil	Natural Gas	NGLs	Total
2017 sales revenues	$4,652	$1,090	$768	$6,510
Changes associated with prices	1,949	(143)	227	2,033
Changes associated with sales volumes	363	(265)	(3)	95
2018 sales revenues	$6,964	$682	$992	$8,638
Increase (decrease) vs. 2017	50%	(37)%	29%	33%

The above table illustrates the effects of changes in prices and sales volumes. The changes in sales volumes primarily include increases associated with continued drilling and completion activities in the Delaware and DJ basins and decreases associated with U.S. onshore asset divestitures in 2017 and 2018.

The following provides Anadarko’s sales volumes for the three and nine months ended September 30:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	Inc (Dec) vs. 2017	2017	2018	Inc (Dec) vs. 2017	2017
Barrels of Oil Equivalent
(MMBOE except percentages)
United States	53	7%	50	153	(5)%	161
International	10	18	8	26	(3)	26
Total barrels of oil equivalent	63	9	58	179	(4)	187

Barrels of Oil Equivalent per Day
(MBOE/d except percentages)
United States	575	7%	535	560	(5)%	587
International	107	18	91	94	(3)	96
Total barrels of oil equivalent per day	682	9	626	654	(4)	683

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

Oil Sales Revenues, Average Prices, and Volumes

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	Inc (Dec) vs. 2017	2017	2018	Inc (Dec) vs. 2017	2017
Oil sales revenues (millions)	$2,572	64%	$1,567	$6,964	50%	$4,652

United States
Sales volumes—MMBbls	26	12%	25	78	12%	71
MBbls/d	296	12	266	288	12	259
Price per barrel	$68.25	46	$46.89	$65.96	38	$47.63

International
Sales volumes—MMBbls	10	16%	8	25	(3)%	25
MBbls/d	101	16	87	89	(3)	91
Price per barrel	$76.55	46	$52.61	$72.85	41	$51.59

Total
Sales volumes—MMBbls	36	13%	33	103	8%	96
MBbls/d	397	13	353	377	8	350
Price per barrel	$70.37	46	$48.31	$67.57	39	$48.66

The following summarizes primary drivers for the change in oil sales revenues:

millions	Change in Revenues	Due to Change in Prices	Due to Change in Volumes
Three months ended September 30, 2018 vs. 2017	$1,005	$806	$199
Nine months ended September 30, 2018 vs. 2017	2,312	1,949	363

Oil Prices
The average oil price received increased for the three and nine months ended September 30, 2018, primarily due to concerns of a supply shortfall as a result of reductions in output from Iran as the U.S. reimposes sanctions as well as decreased production from Venezuela.

Oil Sales Volumes

2018 vs. 2017  The Company’s oil sales volumes increased by 44 MBbls/d for the three months ended September 30, 2018, and 27 MBbls/d for the nine months ended September 30, 2018, primarily due to the following:
U.S. Onshore

•
Sales volumes for the Delaware basin increased by 32 MBbls/d for the three months ended September 30, 2018, and 27 MBbls/d for the nine months ended September 30, 2018, due to continued drilling and completion activities and midstream infrastructure additions in 2018.

•
Sales volumes for the DJ basin increased by 13 MBbls/d for the three months ended September 30, 2018, and 19 MBbls/d for the nine months ended September 30, 2018, primarily due to continued drilling and completion activities in 2018.

•
Divestitures resulted in decreased sales volumes of 12 MBbls/d for the three months ended September 30, 2018, and 18 MBbls/d for the nine months ended September 30, 2018, primarily related to the sale of the Alaska nonoperated assets in the first quarter of 2018 and the Eagleford and West Chalk assets in the first half of 2017.

Gulf of Mexico

•
Sales volumes for the Gulf of Mexico decreased by 5 MBbls/d for the three months ended September 30, 2018, and remained flat for the nine months ended September 30, 2018, primarily due to natural production declines and planned downtime at various platforms, partially offset by continued tie-back activity at Horn Mountain and Marlin.

International

•
Sales volumes for Algeria increased by 6 MBbls/d for the three months ended September 30, 2018, primarily due to the timing of liftings. Sales volumes decreased by 5 MBbls/d for the nine months ended September 30, 2018, primarily due to the timing of liftings and a decrease in production driven by facility downtime for statutory maintenance in early 2018.

•
Sales volumes for Ghana increased by 8 MBbls/d for the three months ended September 30, 2018, and 3 MBbls/d for the nine months ended September 30, 2018, primarily due to increased field performance at the TEN field, which resulted in an additional lifting in the third quarter of 2018.

Natural-Gas Sales Revenues, Average Prices, and Volumes

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	Inc (Dec) vs. 2017	2017	2018	Inc (Dec) vs. 2017	2017
Natural-gas sales revenues (millions)	$232	(14)%	$269	$682	(37)%	$1,090

United States
Sales volumes—Bcf	98	(1)%	100	287	(24)%	380
MMcf/d	1,071	(1)	1,086	1,053	(24)	1,392
Price per Mcf	$2.35	(13)	$2.69	$2.37	(17)	$2.87

The following summarizes primary drivers for the change in natural-gas sales revenues:

millions	Change in Revenues	Due to Change in Prices	Due to Change in Volumes
Three months ended September 30, 2018 vs. 2017	$(37)	$(33)	$(4)
Nine months ended September 30, 2018 vs. 2017	(408)	(143)	(265)

Natural-Gas Prices
The average natural-gas price received decreased for the three and nine months ended September 30, 2018, primarily due to increased U.S. natural-gas production, partially offset by increased weather-driven consumer demand coupled with an increase in natural-gas exports to Mexico and LNG exports.

Natural-Gas Sales Volumes
2018 vs. 2017  The Company’s natural-gas sales volumes remained relatively flat for the three months ended September 30, 2018. Natural-gas sales volumes decreased by 339 MMcf/d for the nine months ended September 30, 2018, primarily due to the sale of the Marcellus, Eagleford, and Utah CBM assets in the first half of 2017 and the Moxa assets in the second half of 2017.

Natural-Gas Liquids Sales Revenues, Average Prices, and Volumes

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	Inc (Dec) vs. 2017	2017	2018	Inc (Dec) vs. 2017	2017
Natural-gas liquids sales revenues (millions)	$382	44%	$265	$992	29%	$768

Total
Sales volumes—MMBbls (1)	10	15%	9	28	—%	28
MBbls/d (1)	106	15	92	101	—	101
Price per barrel	$39.16	26	$31.15	$36.00	30	$27.77
 _______________________________________________________________________________

(1)	The percentage of total and daily NGLs sales volumes from the U.S. was approximately 95% for three and nine months ended September 30, 2018, and 2017.

NGLs sales represent revenues from the sale of product derived from the processing of Anadarko’s natural-gas production. The following summarizes primary drivers for the change in NGLs sales revenues:

millions	Change in Revenues	Due to Change in Prices	Due to Change in Volumes
Three months ended September 30, 2018 vs. 2017	$117	$78	$39
Nine months ended September 30, 2018 vs. 2017	224	227	(3)

NGLs Prices
The average NGLs price received increased for the three and nine months ended September 30, 2018, primarily due to increased demand for ethane to supply newly-constructed ethane cracker facilities as well as higher propane exports.

NGLs Sales Volumes
2018 vs. 2017  The Company’s NGLs sales volumes increased by 14 MBbls/d for the three months ended September 30, 2018, and remained flat for the nine months ended September 30, 2018, primarily due to the following:
U.S. Onshore

•
Sales volumes for the Delaware basin increased by 14 MBbls/d for the three months ended September 30, 2018, and 9 MBbls/d for the nine months ended September 30, 2018, primarily due to continued drilling and completion activities and midstream infrastructure additions in 2018.

•
Sales volumes for other U.S. onshore assets decreased by 8 MBbls/d for the nine months ended September 30, 2018, primarily due to the sale of the Eagleford and West Chalk assets in the first half of 2017 and the Moxa assets in the second half of 2017.

Gathering, Processing, and Marketing

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
millions except percentages	2018	Inc (Dec) vs. 2017	2017	2018	Inc (Dec) vs. 2017	2017
Gathering, processing, and marketing sales (1)	$421	(17)%	$509	$1,163	(18)%	$1,417
Gathering, processing, and marketing expense (1)	256	(35)	396	745	(32)	1,101
Gathering, processing, and marketing, net	$165	46	$113	$418	32	$316
 __________________________________________________________________

(1)
As a result of adopting ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as of January 1, 2018, gathering, processing, and marketing sales decreased by $296 million for the three months ended September 30, 2018, and $781 million for the nine months ended September 30, 2018, and gathering, processing, and marketing expenses decreased by $295 million for the three months ended September 30, 2018, and $775 million for the nine months ended September 30, 2018. Refer to Note 2—Revenue from Contracts with Customers in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further information.

Gathering and processing sales include fee revenue earned by providing gathering, processing, compression, and treating services to third parties as well as revenue from the sale of NGLs and remaining residue gas extracted from natural gas purchased from third parties and processed by Anadarko. The net margin from the sale of NGLs and residue gas for service customers when Anadarko is acting as an agent is also included. Gathering and processing expense includes the cost of third-party natural gas purchased and processed by Anadarko as well as transportation and other operating expenses related to the Company’s costs to perform gathering and processing activities.
Marketing sales include the margin earned from purchasing and selling third-party oil and natural gas. Marketing expense includes transportation and other operating expenses related to the Company’s costs to perform third-party marketing activities.
Total gathering, processing, and marketing, net increased by $52 million for the three months ended September 30, 2018, and by $102 million for the nine months ended September 30, 2018, primarily due to increased throughput volumes at the DBM Complex, which were partially due to increased capacity from the 200 MMcf/d cryogenic train that commenced service in December 2017, and increased throughput volumes at the DJ Basin Complex.

Gains (Losses) on Divestitures and Other, net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
millions except percentages	2018	Inc (Dec) vs. 2017	2017	2018	Inc (Dec) vs. 2017	2017
Gains (losses) on divestitures, net	$3	102%	$(194)	$31	(96)%	$815
Other	87	9	80	201	(15)	237
Gains (losses) on divestitures and other, net	$90	179	$(114)	$232	(78)	$1,052

Gains (losses) on divestitures and other, net includes gains (losses) on divestitures and other operating revenues, including earnings (losses) from equity investments, hard-minerals royalties, and other revenues.
During the nine months ended September 30, 2018 and 2017, Anadarko divested certain non-core U.S. onshore and Gulf of Mexico assets. See Note 4—Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

Costs and Expenses

The following provides Anadarko’s total costs and expenses for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
millions	2018	2017	2018	2017
Oil and gas operating	$294	$253	$845	$738
Oil and gas transportation	228	220	633	698
Exploration	118	750	380	2,366
Gathering, processing, and marketing (1)	256	396	745	1,101
G&A	248	261	814	768
DD&A	1,130	1,083	3,123	3,235
Production, property, and other taxes	246	159	637	449
Impairments	172	—	319	383
Other operating expense	26	123	188	157
Total	$2,718	$3,245	$7,684	$9,895
__________________________________________________________________

(1)	See above explanation of gathering, processing, and marketing.

Oil and Gas Operating and Transportation Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	Inc (Dec) vs. 2017	2017	2018	Inc (Dec) vs. 2017	2017
Oil and gas operating (millions)	$294	16%	$253	$845	14%	$738
Oil and gas operating—per BOE	4.69	7	4.40	4.73	20	3.95
Oil and gas transportation (millions)	228	4	220	633	(9)	698
Oil and gas transportation—per BOE	3.63	(5)	3.82	3.54	(5)	3.74

Oil and Gas Operating Expense

Oil and gas operating expense increased by $107 million for the nine months ended September 30, 2018, primarily due to the following:

•
higher operating costs of $97 million, primarily related to increased activity in the DJ and Delaware basins, partially offset by lower expenses of $63 million as a result of U.S. onshore asset divestitures

•	higher non-operating costs of $55 million in Ghana, primarily due to the Jubilee turret repair in 2018 and cost adjustment credits received from the operator in 2017
The related costs per BOE increased by $0.78 for the nine months ended September 30, 2018, primarily due to increased costs as a result of shifting to a higher-return, oil-levered portfolio that includes the Gulf of Mexico and the DJ and Delaware basins, which operate at a higher cost compared to the divested lower-return, gas-levered assets.

Oil and Gas Transportation Expense

Oil and gas transportation expense decreased by $65 million for the nine months ended September 30, 2018, primarily due to U.S. onshore divestitures. Oil and gas transportation expense per BOE decreased by $0.20 for the nine months ended September 30, 2018, primarily due to divestitures and lower transportation expense per BOE in the DJ basin. After significant investment in its midstream infrastructure, the Company has increased the use of its midstream facilities resulting in lower transportation costs for its DJ sales volumes. These decreases are partially offset by higher third-party transportation costs in the Delaware basin.

Exploration Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
millions	2018	2017	2018	2017
Dry hole expense	$—	$565	$55	$1,408
Impairments of unproved properties	64	113	158	736
Geological and geophysical, exploration overhead, and other expense	54	72	167	222
Total	$118	$750	$380	$2,366

Dry Hole Expense
Dry hole expense for the nine months ended September 30, 2018, primarily related to the following:

•	$49 million related to unsuccessful drilling activities in the Gulf of Mexico during the first quarter of 2018
Dry hole expense for the nine months ended September 30, 2017, primarily related to the following:

•
$438 million related to the Shenandoah project, $221 million related to the Phobos project, and $110 million related to the Warrior project in the Gulf of Mexico due to insufficient quantities of oil pay to justify development

•	$325 million related to certain wells in Côte d’Ivoire, where the Company relinquished its interest in its Côte d’Ivoire blocks

•	$243 million related to certain wells in the Grand Fuerte area in Colombia due to insufficient progress on contractual and fiscal reforms needed for deepwater natural-gas development

Impairments of Unproved Properties
For discussion related to impairments of unproved properties, see Note 5—Impairments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

G&A

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
millions except percentages	2018	Inc (Dec) vs. 2017	2017	2018	Inc (Dec) vs. 2017	2017
G&A	$248	(5)%	$261	$814	6%	$768

G&A increased by $46 million for the nine months ended September 30, 2018, primarily due to an increase in the fair value of performance-based unit awards. The fair value of the performance-based unit awards is calculated using a Monte Carlo simulation that incorporates several variables, including Anadarko’s historical share price and share prices of a predetermined group of peer companies to estimate the future total shareholder returns of each. Accordingly, future G&A could be higher or lower based on the outputs from the Monte Carlo simulation for the performance-based unit awards.

Impairments

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
millions	2018	2017	2018	2017
Impairments	$172	$—	$319	$383

During the nine months ended September 30, 2018, the Company recorded asset impairments related to its hard-minerals properties and a gathering system in the DJ basin. During the nine months ended September 30, 2017, the Company recorded asset impairments related to various oil and gas properties in the Gulf of Mexico and a U.S. onshore midstream property. For additional information, see Note 5—Impairments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Other Operating Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
millions except percentages	2018	Inc (Dec) vs. 2017	2017	2018	Inc (Dec) vs. 2017	2017
Other operating expense	$26	(79)%	$123	$188	20%	$157

Other operating expense includes adjustments to contingency accruals, charges for drilling rig idle time, adjustments to drilling rig termination fees, and surface owner payments.

Other (Income) Expense

The following provides Anadarko’s other (income) expense for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
millions	2018	2017	2018	2017
Interest expense	$240	$230	$705	$682
(Gains) losses on derivatives, net (1)	32	82	503	(33)
Other (income) expense, net	24	5	16	51
Total	$296	$317	$1,224	$700
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

Income Tax Expense (Benefit)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
millions except percentages	2018	2017	2018	2017
Income tax expense (benefit)	$256	$(425)	$507	$(366)
Income (loss) before income taxes	683	(1,066)	1,125	(1,616)
Effective tax rate	37%	40%	45%	23%

Upon enactment of the Tax Reform Legislation on December 22, 2017, the Company remeasured its U.S. deferred tax assets and liabilities based on the reduction of the U.S. corporate tax rate from 35% to 21%. During the third quarter of 2018, the Company recognized an additional net tax benefit of $5 million related to the adoption of the Tax Reform Legislation. The Company expects to complete the accounting for the income tax effects related to the adoption of the Tax Reform Legislation and record any remaining adjustments to provisional tax amounts, which could be material to income tax expense, before the end of the measurement period on December 21, 2018.
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
The Company received an $881 million tentative refund in 2016 related to its $5.2 billion Tronox settlement payment in 2015. In April 2018, the IRS issued a final notice of proposed adjustment denying the deductibility of the settlement payment. In September 2018, the Company received a statutory notice of deficiency from the IRS disallowing the net operating loss carryback and rejecting the Company’s refund claim. As a result, the Company intends to file a petition with the U.S. Tax Court to dispute the disallowances, and pursuant to standard U.S. Tax Court procedures, is not required to repay the $881 million refund to dispute the IRS’s position. Accordingly, the Company has not revised its estimate of the benefit that will ultimately be realized. After the case is tried and briefed in the Tax Court, the court will issue an opinion and then enter a decision. If the Company does not prevail on the issue, the earliest potential date the Company might be required to repay the refund received, plus interest, would be 91 days after entry of the decision. At such time, the Company would reverse the portion of the $346 million net benefit previously recognized in its consolidated financial statements to the extent necessary to reflect the result of the Tax Court decision. It is reasonably possible the amount of uncertain tax position and/or tax benefit could materially change as the Company asserts its position in the Tax Court proceedings. Although management cannot predict the timing of a final resolution of the Tax Court proceedings, the Company does not anticipate a decision to be entered within the next three years.
For additional information on income taxes, see Note 11—Income Taxes in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
	September 30,
millions	2018	2017
Net cash provided by (used in) operating activities	$4,302	$2,619
Net cash provided by (used in) investing activities	(4,659)	(28)
Net cash provided by (used in) financing activities	(2,306)	(527)

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
During the nine months ended September 30, 2018, Anadarko paid $2.4 billion to repurchase shares under the Share-Repurchase Program and received net proceeds of $393 million from divestitures, primarily related to the sale of the Company’s nonoperated interest in Alaska. As of September 30, 2018, Anadarko had $1.9 billion of cash plus $5.0 billion of borrowing capacity under its APC RCF and 364-Day Facility. Anadarko believes that its current available cash and future operating cash flows will be sufficient to fund the Company’s projected long-term operational and capital programs, its quarterly dividends, the planned debt retirements, and the repurchase of $500 million of the Company’s common stock remaining under the Share-Repurchase Program. The Company continuously monitors its liquidity position and evaluates available funding alternatives in light of current and expected conditions.

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
Cash flows from operating activities were $4.3 billion for the nine months ended September 30, 2018, $1.7 billion higher than the same period in 2017, primarily due to higher sales revenues resulting from higher commodity prices and a higher oil composition of sales volumes.

Investing Activities

Capital Expenditures  The following presents the Company’s capital expenditures:

	Nine Months Ended
	September 30,
millions	2018	2017
Cash Flows from Investing Activities
Additions to properties and equipment (1)	$4,891	$3,538
Adjustments for capital expenditures
Changes in capital accruals	61	237
Other	(7)	21
Total capital expenditures	$4,945	$3,796

Exploration and Production and other capital expenditures	$3,367	$2,876
WES Midstream capital expenditures	920	662
Other Midstream capital expenditures	658	258
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

The Company’s capital expenditures increased by $1.1 billion for the nine months ended September 30, 2018. Exploration and Production capital expenditures increased primarily due to higher development costs of $850 million driven by increased drilling and completion activities primarily in the DJ and Delaware basins and the Gulf of Mexico. Exploration costs decreased by $396 million primarily related to decreased exploration drilling in the Gulf of Mexico, Côte d’Ivoire, and Colombia partially offset by higher exploration drilling in the U.S. onshore. Other Midstream capital expenditures increased $400 million due to asset development primarily in the Delaware basin. WES Midstream capital expenditures increased $258 million primarily related to the development of assets in the Delaware and DJ basins.

Investments  During the nine months ended September 30, 2018, the Company made capital contributions of $235 million for equity investments, which are presented as cash flows from investing activities as a component of Other, net. These contributions were primarily associated with joint ventures for the Midland-to-Sealy and Cactus II pipelines in West Texas.

Divestitures  During the nine months ended September 30, 2018, Anadarko received net proceeds of $393 million from divestitures, primarily related to the sale of the Company’s nonoperated interest in Alaska. See Note 4—Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Financing Activities

	September 30,	December 31,
millions except percentages	2018	2017
Anadarko	$12,099	$12,196
WES	4,566	3,465
WGP	28	28
Total debt	$16,693	$15,689
Total equity	11,237	13,790
Consolidated debt to total capitalization ratio	59.8%	53.2%

Debt Activity
Anadarko Debentures  The Company repaid $114 million of 7.050% Debentures at maturity in May 2018.

Anadarko RCFs  In January 2018, the Company amended its $3.0 billion senior unsecured RCF to extend the maturity date to January 2022 (APC RCF) and amended its $2.0 billion 364-day senior unsecured RCF to extend the maturity date to January 2019 (364-Day Facility). At September 30, 2018, Anadarko had no outstanding borrowings under the APC RCF or the 364-Day Facility and was in compliance with all covenants.

WES Senior Notes  In August 2018, WES completed a public offering of $400 million aggregate principal amount of 4.750% Senior Notes due August 2028 and a public offering of $350 million aggregate principal amount of 5.500% Senior Notes due August 2048. The net proceeds from the public offerings were used to repay the maturing $350 million of 2.600% Senior Notes due August 2018 and amounts outstanding under the WES RCF. The remaining net proceeds were used for general partnership purposes, including to fund capital expenditures.
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

WES and WGP RCFs  In February 2018, WES amended its RCF to extend the maturity date from February 2020 to February 2023 and expanded the borrowing capacity to $1.5 billion (WES RCF). As part of the amendment, the WES RCF is expandable to a maximum of $2.0 billion. During the nine months ended September 30, 2018, WES borrowed $320 million under its RCF, which was used for general partnership purposes, and made repayments of $690 million. At September 30, 2018, WES had no outstanding borrowings under its RCF, outstanding letters of credit of $5 million, available borrowing capacity of $1.495 billion, and was in compliance with all covenants.
In February 2018, WGP voluntarily reduced the aggregate commitments of the lenders under its senior secured RCF maturing in March 2019 from $250 million to $35 million (WGP RCF). At September 30, 2018, WGP had outstanding borrowings of $28 million at an interest rate of 4.25% classified as short-term debt on the Company’s Consolidated Balance Sheet, and had available borrowing capacity of $7 million.

For additional information on the Company’s debt instruments, see Note 10—Debt in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Debt Maturities  At September 30, 2018, Anadarko had outstanding borrowings of $600 million of 8.700% Senior Notes due March 2019 and $300 million of 6.950% Senior Notes due June 2019 classified as short-term debt on the Company’s Consolidated Balance Sheet.
Anadarko’s Zero Coupons can be put to the Company in October of each year, in whole or in part, for the then-accreted value of the outstanding Zero Coupons. None of the Zero Coupons were put to the Company in October 2018. The Zero Coupons can next be put to the Company in October 2019, which, if put in whole, would be $980 million.
For additional information on the Company’s debt instruments, see Note 10—Debt in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Equity Transactions  In February 2018, as part of the Share-Repurchase Program, the Company completed the repurchase of 8.5 million shares of its common stock for $500 million (average price of $58.82 per share) under an ASR Agreement. In March 2018, the Company entered into an additional ASR Agreement, which was completed in June 2018 and resulted in the repurchase of 22.1 million shares of its common stock for $1.4 billion (average price of $65.28 per share). In July 2018, the Share-Repurchase Program was expanded to $4.0 billion and extended through June 30, 2019. In the third quarter of 2018, the Company completed the repurchase of 7.7 million shares of its common stock for $500 million through open-market repurchases. For additional information, see Note 14—Stockholders’ Equity in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
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

Common Stock Dividends  Anadarko paid dividends to its common stockholders of $380 million during the nine months ended September 30, 2018, and $84 million during the nine months ended September 30, 2017. In February 2018, the Company announced an increase to the quarterly dividend to $0.25 per share. Anadarko has paid a dividend to its common stockholders quarterly since becoming a public company in 1986.
The amount of future dividends paid to Anadarko common stockholders is determined by the Board on a quarterly basis and is based on the Company’s earnings, financial condition, capital requirements, the effect a dividend payment would have on the Company’s compliance with relevant financial covenants, and other factors deemed relevant by the Board.

Distributions to Noncontrolling Interest Owners  Distributions to noncontrolling interest owners primarily relate to the following:

	Nine Months Ended
	September 30,
millions	2018	2017
WES distributions to unitholders (excluding Anadarko and WGP) (1)	$282	$235
WES distributions to Series A Preferred unitholders (2)	—	22
WGP distributions to unitholders (excluding Anadarko) (3)	73	60
__________________________________________________________________

(1)
WES has made quarterly distributions to its unitholders since its IPO in the second quarter of 2008 and has increased its distribution from $0.30 per common unit for the third quarter of 2008 to $0.965 per common unit for the third quarter of 2018 (to be paid in November 2018).

(2)
WES made quarterly distributions of $0.68 per unit, prorated based on issuance date, to its Series A Preferred unitholders since the unit issuances in March and April 2016. As of June 30, 2017, all Series A Preferred units had converted into WES common units; see Note 15—Noncontrolling Interests in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10‑Q.

(3)
WGP has made quarterly distributions to its unitholders since its IPO in December 2012 and has increased its distribution from $0.17875 per common unit for the first quarter of 2013 to $0.59500 per unit for the third quarter of 2018 (to be paid in November 2018).

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

Derivative Instruments Held for Non-Trading Purposes  The Company had derivative instruments in place to reduce the price risk associated with future production of 49 MMBbls of oil and 49 Bcf of natural gas at September 30, 2018, with a net derivative liability position of $458 million. Based on actual derivative contractual volumes, a 10% increase in underlying commodity prices would increase the net derivative liability by $308 million, while a 10% decrease in underlying commodity prices would decrease the net derivative liability by $270 million. However, any cash received or paid to settle these derivatives would be substantially offset by the sales value of production covered by the derivative instruments.

INTEREST-RATE RISK  Borrowings, if any, under each of the 364-Day Facility, the APC RCF, the WES RCF, and the WGP RCF are subject to variable interest rates. The remaining balance of the Company’s short-term and long-term borrowings has fixed interest rates. The Company has $2.9 billion of LIBOR-based obligations that are presented on the Company’s Consolidated Balance Sheets net of preferred investments in two noncontrolled entities. These obligations give rise to minimal net interest-rate risk because coupons on the related preferred investments are also LIBOR-based. While a 10% change in the applicable benchmark interest rate would not materially impact the Company’s interest cost, it would affect the fair value of outstanding fixed-rate debt.
At September 30, 2018, the Company had a net derivative liability position of $1.0 billion related to interest-rate swaps. A 10% increase (decrease) in the LIBOR interest-rate curve would decrease (increase) the aggregate fair value of outstanding interest-rate swap agreements by $103 million. However, any change in the interest-rate derivative gain or loss could be substantially offset by changes in actual borrowing costs associated with future debt issuances. For a summary of the Company’s outstanding interest-rate derivative positions, see Note 8—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in Anadarko’s internal control over financial reporting during the third quarter of 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
WGR Operating, LP, a subsidiary of the Company, is currently in negotiations with the U.S. Environmental Protection Agency (EPA) with respect to alleged noncompliance with the leak detection and repair requirements of the Clean Air Act at its Granger, Wyoming facilities. Although management cannot predict the outcome of settlement discussions, it is likely a resolution of these matters will result in a fine or penalty in excess of $100,000.
In September 2018, Anadarko E&P Onshore LLC, a subsidiary of the Company, entered into a final consent assessment with the Pennsylvania Department of Environmental Protection resolving issues concerning a produced water release in Pennsylvania in 2015 and agreed to pay a penalty of $350,000.
Kerr-McGee Oil and Gas Onshore, LP, a subsidiary of the Company, is currently in negotiations with the State of Colorado’s Department of Public Health and Environment with respect to alleged noncompliance with the Colorado Air Quality Control Commission’s Regulations. Although management cannot predict the outcome of settlement discussions, it is likely a resolution of this matter will result in a fine or penalty in excess of $100,000.
Kerr-McGee Gathering, LLC, a subsidiary of the Company, is currently in negotiations with the EPA and the Department of Justice with respect to alleged noncompliance with the leak detection and repair requirements of the Clean Air Act at its Fort Lupton complex. Although management cannot predict the outcome of settlement discussions, it is likely a resolution of this matter will result in a fine or penalty in excess of $100,000.
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

Our operations in Colorado involve risks that could increase our costs of doing business, result in additional operating restrictions or delays, limit the areas in which we can operate, and adversely affect our production.

We have significant operations in the DJ basin located in the state of Colorado. Certain interest groups in Colorado opposed to oil and natural-gas development generally, and hydraulic fracturing in particular, have from time to time advanced various options for ballot initiatives that, if passed, would make exploration and production activities in the state more difficult in the future. For example, Colorado Proposition 112 qualified for inclusion on the Colorado general election ballot in November 2018. The proposition, which requires a majority vote to become law, would amend the Colorado Revised Statutes to require that new oil and gas developments, including hydraulic fracturing, take place a minimum distance of 2,500 feet from occupied buildings such as homes, schools and hospitals, and other areas designated as vulnerable. Although an exemption is made for federal lands, such setbacks would effectively ban new oil and gas drilling on a substantial portion of Colorado’s non-federal lands. According to an analysis prepared at the request of the Colorado Oil & Gas Conservation Commission (COGCC), Proposition 112 could preclude oil and gas development on more than 54% of the total land surface area of Colorado. If only non-federal land is considered, the COGCC has stated that Proposition 112 could preclude development on more than 85% of the land surface. In addition, according to the COGCC, in Colorado’s top five oil and gas producing counties combined, 61% of the surface acreage (94% of non-federal land) would be unavailable. In the event that Proposition 112 or other ballot initiatives, local or state restrictions, or other prohibitions are adopted and result in more stringent limitations on the production and development of oil and natural gas in areas where we conduct operations, or in the future plan to conduct operations, we may incur significant costs to comply with such requirements or may experience delays or curtailment in the pursuit of exploration, development, or production activities and possibly be limited or precluded in the drilling of wells or in the volumes that we are ultimately able to produce from our assets in Colorado. Such compliance costs and delays, curtailments, limitations, or prohibitions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following sets forth information with respect to repurchases by the Company of its shares of common stock during the third quarter of 2018:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)(3)
July 1 - 31, 2018	2,591	$72.92	—	$1,000,000,000
August 1 - 31, 2018 (2)	3,782,348	$66.14	3,781,259	$749,924,384
September 1 - 30, 2018 (2)	4,002,869	$63.11	3,960,089	$500,000,003
Total	7,787,808	$64.58	7,741,348
 ____________________________________________________________

(1)
During the third quarter of 2018, (i) 7.7 million shares were repurchased under the Share-Repurchase Program and (ii) 46 thousand shares were repurchased related to stock received by the Company for the payment of withholding taxes due on employee share issuances under share-based compensation plans. For additional information, see Note 14—Stockholders’ Equity in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10‑Q.

(2)
During the third quarter of 2018, the Company repurchased 7.7 million shares of common stock for $500 million through open-market repurchases. For additional information, see Note 14—Stockholders’ Equity in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10‑Q.

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

ANADARKO PETROLEUM CORPORATION
(Registrant)

October 30, 2018	By:	/s/ ROBERT G. GWIN
Robert G. Gwin Executive Vice President, Finance and Chief Financial Officer