Form 10-Q
period 2019-03-31
ANADARKO PETROLEUM CORP
filed 2019-05-08
CIK 773910

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
Registrant’s telephone number, including area code (832) 636-1000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☑
Large accelerated filer  ☑   Accelerated filer  ☐  Non-accelerated filer  ☐   Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered	Number of shares outstanding of the Company’s common stock at May 3, 2019
Common Stock, par value $0.10 per share	APC	New York Stock Exchange	502,118,789

COMMONLY USED TERMS AND DEFINITIONS

Unless the context otherwise requires, the terms “Anadarko” and “Company” refer to Anadarko Petroleum Corporation and its consolidated subsidiaries. In addition, the following company or industry-specific terms and abbreviations are used throughout this report:

364-Day Facility - Anadarko’s $2.0 billion 364-day senior unsecured RCF that expired in January 2019
APC RCF - Anadarko’s $3.0 billion senior unsecured RCF
ASR Agreement - An accelerated share-repurchase agreement with an investment bank to repurchase the Company’s common stock
ASU - Accounting Standards Update
Bcf - Billion cubic feet
Board - The Board of Directors of Anadarko
BOE - Barrels of oil equivalent
Chevron - Chevron Corporation
Chevron Merger - Chevron’s acquisition by merger of Anadarko pursuant to, and subject to the conditions of, the Chevron Merger Agreement
Chevron Merger Agreement - Agreement and Plan of Merger, dated as of April 11, 2019, by and among Chevron Corporation, Justify Merger Sub 1 Inc., Justify Merger Sub 2 Inc. and Anadarko
DD&A - Depreciation, depletion, and amortization
DJ - Denver-Julesberg
DJ Basin Complex - The Platte Valley system, Wattenberg system, Lancaster plant, and Wattenberg processing plant
FID - Final investment decision
Fitch - Fitch Ratings
FPSO - Floating production, storage, and offloading unit
G&A - General and administrative expenses
IPO - Initial public offering
IRS - U.S. Internal Revenue Service
LIBOR - London Interbank Offered Rate
LNG - Liquefied natural gas
LPG - Liquefied petroleum gas
MBbls/d - Thousand barrels per day
MBOE/d - Thousand barrels of oil equivalent per day
Mcf - Thousand cubic feet
MMBbls - Million barrels
MMBOE - Million barrels of oil equivalent
MMcf/d - Million cubic feet per day
Moody’s - Moody’s Investors Service
MTPA - Million tonnes per annum
NGL or NGLs - Natural-gas liquids
NYMEX - New York Mercantile Exchange
NYSE - New York Stock Exchange
Oil - Includes crude oil and condensate
Occidental - Occidental Petroleum Corporation
Occidental Proposal - On April 24, 2019, Occidental announced a proposal to acquire Anadarko and further revised its proposal on May 5, 2019. All references herein to the Occidental Proposal refer to the Occidental Proposal as revised and received by Anadarko on May 5, 2019.
RCF - Revolving credit facility
ROU - Right-of-use

APC 2019 FORM 10-Q | 2

S&P - Standard and Poor’s
Share-Repurchase Program - A program authorizing the repurchase of Anadarko’s common stock
TEN - Tweneboa/Enyenra/Ntomme
TEU or TEUs - Tangible equity units
Tronox - Tronox Incorporated
VIE or VIEs - Variable interest entity
WES - Western Midstream Partners, LP, a publicly traded limited partnership, is a consolidated subsidiary of Anadarko, with its common units traded on the NYSE under ticker symbol “WES”. WES consolidates Western Midstream Operating, LP. Prior to February 28, 2019, WES was known as Western Gas Equity Partners, LP, and its common units traded on the NYSE under ticker symbol “WGP”.
WES 364-Day Facility - WES Operating’s $2.0 billion 364-day senior unsecured credit facility
WES Merger - A merger, which was completed on February 28, 2019, whereby a wholly owned subsidiary of WES merged with and into WES Operating.
WES Operating - Western Midstream Operating, LP, a Delaware limited partnership in which WES holds (a) a 98% limited partner interest and (b) the entire non-economic general partner interest through its ownership of WES Operating’s sole general partner. Prior to February 28, 2019, WES Operating was known as Western Gas Partners, LP, and its common units traded on the NYSE under ticker symbol “WES”. Upon completion of the WES Merger, WES Operating’s common units ceased trading on the NYSE.
WES RCF - WES Operating’s $2.0 billion senior unsecured RCF
West Texas Complex - The DBM Complex and DBJV and Haley systems, all of which were combined into a single complex effective January 1, 2018.
WGP - Western Gas Equity Partners, LP, which changed its name to Western Midstream Partners, LP and began trading on the NYSE using the ticker symbol “WES” following the WES Merger.
WGP RCF - WGP’s $35 million senior secured RCF that matured in March 2019
WTI - West Texas Intermediate
Zero Coupons - Anadarko’s Zero-Coupon Senior Notes due 2036

3 | APC 2019 FORM 10-Q

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
Unless the context otherwise requires, the terms “Anadarko” and “Company” refer to Anadarko Petroleum Corporation and its consolidated subsidiaries. The Company has made in this Form 10-Q, and may from time to time make in other public filings, press releases, and management discussions, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, concerning the Company’s operations, economic performance, and financial condition. These forward-looking statements include, among other things, information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, marketing and midstream activities, matters related to the Chevron Merger Agreement and the Occidental Proposal, and also include those statements preceded by, followed by, or that otherwise include the words “may,” “could,” “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should,” “would,” “will,” “potential,” “continue,” “forecast,” “future,” “likely,” “outlook,” or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will be realized. Anadarko undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

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

–	civil or political unrest or acts of terrorism in a region or country

–	the creditworthiness and performance of the Company’s counterparties, including financial institutions, operating partners, and other parties

–	volatility in the securities, capital, or credit markets and related risks such as general credit, liquidity, and interest-rate risk

–	the impact of changes in the Company’s credit ratings

APC 2019 FORM 10-Q | 4

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

–	the completion of a proposed merger transaction with Chevron or Occidental

–
other factors discussed below and elsewhere in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, this Form 10-Q, and in the Company’s other public filings, press releases, and discussions with Company management

5 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

PART I

Item 1.  Financial Statements

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
millions except per-share amounts	2019	2018
Revenues and Other
Oil sales	$2,096	$2,127
Natural-gas sales	320	247
Natural-gas liquids sales	240	292
Gathering, processing, and marketing sales	470	360
Gains (losses) on divestitures and other, net	92	19
Total	3,218	3,045
Costs and Expenses
Oil and gas operating	289	276
Oil and gas transportation	222	196
Exploration	49	168
Gathering, processing, and marketing	256	237
General and administrative	267	278
Depreciation, depletion, and amortization	1,081	990
Production, property, and other taxes	199	190
Impairments	—	19
Other operating expense	21	140
Total	2,384	2,494
Operating Income (Loss)	834	551
Other (Income) Expense
Interest expense	253	228
(Gains) losses on derivatives, net	313	35
Other (income) expense, net	6	(12)
Total	572	251
Income (Loss) Before Income Taxes	262	300
Income tax expense (benefit)	166	126
Net Income (Loss)	96	174
Net income (loss) attributable to noncontrolling interests	111	53
Net Income (Loss) Attributable to Common Stockholders	$(15)	$121

Per Common Share
Net income (loss) attributable to common stockholders—basic	$(0.03)	$0.23
Net income (loss) attributable to common stockholders—diluted	$(0.03)	$0.22
Average Number of Common Shares Outstanding—Basic	490	518
Average Number of Common Shares Outstanding—Diluted	490	519
See accompanying Notes to Consolidated Financial Statements.

APC 2019 FORM 10-Q | 6

FINANCIAL STATEMENTS	Table of Contents

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
millions	2019	2018
Net Income (Loss)	$96	$174
Other Comprehensive Income (Loss)
Adjustments for derivative instruments
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	1	1
Total adjustments for derivative instruments, net of taxes	1	1
Adjustments for pension and other postretirement plans
Amortization of net actuarial (gain) loss to other (income) expense, net	8	7
Income taxes on amortization of net actuarial (gain) loss	(2)	(2)
Amortization of net prior service (credit) cost to other (income) expense, net	(1)	(6)
Income taxes on amortization of net prior service (credit) cost	—	1
Total adjustments for pension and other postretirement plans, net of taxes	5	—
Total	6	1
Comprehensive Income (Loss)	102	175
Comprehensive income (loss) attributable to noncontrolling interests	111	53
Comprehensive Income (Loss) Attributable to Common Stockholders	$(9)	$122
See accompanying Notes to Consolidated Financial Statements.

7 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
millions except per-share amounts	2019	2018
ASSETS
Current Assets
Cash and cash equivalents ($100 and $92 related to VIEs)	$2,026	$1,295
Accounts receivable (net of allowance of $11 and $13)
Customers ($138 and $138 related to VIEs)	1,553	1,491
Others	512	535
Other current assets	338	474
Total	4,429	3,795
Net Properties and Equipment (net of accumulated depreciation, depletion, and amortization of $38,903 and $37,905) ($8,630 and $6,612 related to VIEs)	28,936	28,615
Other Assets ($1,246 and $868 related to VIEs)	3,006	2,336
Goodwill and Other Intangible Assets ($1,279 and $1,163 related to VIEs)	5,622	5,630
Total Assets	$41,993	$40,376

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable
Trade ($196 and $263 related to VIEs)	$1,946	$2,003
Other ($6 and $15 related to VIEs)	165	161
Short-term debt - Anadarko (1)	21	919
Short-term debt - WES	2,000	28
Current asset retirement obligations ($23 and $26 related to VIEs)	277	252
Other current liabilities ($107 and $54 related to VIEs)	1,340	1,295
Total	5,749	4,658
Long-term Debt
Long-term debt - Anadarko (1)	10,695	10,683
Long-term debt - WES	5,208	4,787
Total	15,903	15,470
Other Long-term Liabilities
Deferred income taxes	2,624	2,437
Asset retirement obligations ($312 and $260 related to VIEs)	2,876	2,847
Other	4,308	4,021
Total	9,808	9,305

Equity
Stockholders’ equity
Common stock, par value $0.10 per share (1.0 billion shares authorized, 577.8 million and 576.6 million shares issued)	57	57
Paid-in capital	13,057	12,393
Retained earnings	1,024	1,245
Treasury stock (87.5 million and 87.2 million shares)	(4,881)	(4,864)
Accumulated other comprehensive income (loss)	(329)	(335)
Total Stockholders’ Equity	8,928	8,496
Noncontrolling interests	1,605	2,447
Total Equity	10,533	10,943
Total Liabilities and Equity	$41,993	$40,376
Parenthetical references reflect amounts as of March 31, 2019, and December 31, 2018.
VIE amounts relate to WES. See Note 15—Variable Interest Entities.

(1)	Excludes WES.
See accompanying Notes to Consolidated Financial Statements.

APC 2019 FORM 10-Q | 8

FINANCIAL STATEMENTS	Table of Contents

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Total Stockholders’ Equity
millions	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance at December 31, 2018	$57	$12,393	$1,245	$(4,864)	$(335)	$2,447	$10,943
Net income (loss)	—	—	(15)	—	—	111	96
Share-based compensation expense	—	38	—	—	—	—	38
Dividends—common stock	—	—	(150)	—	—	—	(150)
Repurchases of common stock	—	—	—	(17)	—	—	(17)
Subsidiary equity transactions	—	626	(1)	—	—	(823)	(198)
Distributions to noncontrolling interest owners	—	—	—	—	—	(130)	(130)
Adjustments for pension and other postretirement plans	—	—	—	—	5	—	5
Cumulative effect of accounting change (1)	—	—	(55)	—	—	—	(55)
Other	—	—	—	—	1	—	1
Balance at March 31, 2019	$57	$13,057	$1,024	$(4,881)	$(329)	$1,605	$10,533

(1)
Beginning January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for further information.

	Total Stockholders’ Equity
millions	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance at December 31, 2017	$57	$12,000	$1,109	$(2,132)	$(338)	$3,094	$13,790
Net income (loss)	—	—	121	—	—	53	174
Share-based compensation expense	—	39	—	—	—	—	39
Dividends—common stock	—	—	(127)	—	—	—	(127)
Repurchases of common stock	—	(332)	—	(1,627)	—	—	(1,959)
Subsidiary equity transactions	—	(6)	—	—	—	9	3
Distributions to noncontrolling interest owners	—	—	—	—	—	(118)	(118)
Cumulative effect of accounting change (1)	—	—	49	—	(73)	(23)	(47)
Other	—	—	—	—	1	—	1
Balance at March 31, 2018	$57	$11,701	$1,152	$(3,759)	$(410)	$3,015	$11,756

(1)
Beginning January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. See Note 1—Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

See accompanying Notes to Consolidated Financial Statements.

9 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
millions	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$96	$174
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	1,081	990
Deferred income taxes	1	42
Dry hole expense and impairments of unproved properties	—	106
Impairments	—	19
(Gains) losses on divestitures, net	5	24
Total (gains) losses on derivatives, net	315	36
Operating portion of net cash received (paid) in settlement of derivative instruments	1	(63)
Other	42	74
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(39)	23
Increase (decrease) in accounts payable and other current liabilities	(294)	45
Other items, net	(79)	(40)
Net cash provided by (used in) operating activities	1,129	1,430
Cash Flows from Investing Activities
Additions to properties and equipment	(1,389)	(1,547)
Divestitures of properties and equipment and other assets	7	371
Other, net	(146)	63
Net cash provided by (used in) investing activities	(1,528)	(1,113)
Cash Flows from Financing Activities
Borrowings, net of issuance costs	2,420	1,333
Repayments of debt	(935)	(639)
Financing portion of net cash received (paid) for derivative instruments	(98)	54
Increase (decrease) in outstanding checks	68	(26)
Dividends paid	(150)	(127)
Repurchases of common stock	(17)	(1,959)
Distributions to noncontrolling interest owners	(130)	(118)
Payments of future hard-minerals royalty revenues conveyed	(24)	(25)
Other	(5)	—
Net cash provided by (used in) financing activities	1,129	(1,507)
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	1	—
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	731	(1,190)
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents at Beginning of Period	1,429	4,674
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents at End of Period	$2,160	$3,484
See accompanying Notes to Consolidated Financial Statements.

APC 2019 FORM 10-Q | 10

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

Basis of Presentation  The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain notes and other information have been condensed or omitted. The accompanying interim financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s consolidated financial statements. Certain prior-period amounts have been reclassified to conform to the current-period presentation. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Chevron Merger On April 11, 2019, the Company entered into the Chevron Merger Agreement pursuant to which, and subject to the conditions of the agreement, all outstanding shares of Anadarko will be acquired by Chevron in a stock and cash transaction valued at $33 billion, or $65.00 per share, as of the announcement date. Under the terms of the Chevron Merger Agreement, Anadarko stockholders will receive 0.3869 of a share of Chevron common stock and $16.25 in cash for each Anadarko share. The transaction was approved by the Boards of Directors of both companies. On May 6, 2019, Anadarko announced that the Board unanimously determined that the Occidental Proposal constituted a “Superior Proposal” as defined in the Chevron Merger Agreement. Under the terms of the Occidental Proposal, Occidental would acquire Anadarko for consideration consisting of $59.00 in cash and 0.2934 of a share of Occidental common stock per share of Anadarko common stock. Anadarko has notified Chevron that (i) the Board has unanimously determined that the Occidental Proposal constitutes a "Superior Proposal" and (ii) after complying with its obligations to Chevron under the Chevron Merger Agreement, Anadarko intends to terminate the Chevron Merger Agreement in order to enter into a definitive merger agreement with Occidental in connection with the Occidental Proposal. Pursuant to the Chevron Merger Agreement, Chevron has the right, during the four business day period ending on May 10, 2019, which may be extended in accordance with the terms of the Chevron Merger Agreement, to propose revisions to the terms of the Chevron Merger Agreement, or to make another proposal. If Anadarko terminates the Chevron Merger Agreement in order to enter into a definitive agreement with respect to the Occidental Proposal, Anadarko will pay Chevron a $1.0 billion termination fee as required by the Chevron Merger Agreement. The Chevron Merger Agreement remains in effect unless and until terminated, and accordingly, the Board reaffirms its existing recommendation of the transaction with Chevron at this time. Either transaction would be subject to Anadarko stockholder approval, regulatory approvals, and other customary closing conditions.

Midstream Asset Sale and WES Merger On February 28, 2019, Anadarko completed the previously announced contribution and sale of substantially all of its midstream assets, which consisted of oil infrastructure assets in the DJ basin and oil and water infrastructure assets in the Delaware basin, to WES Operating for $4.0 billion, with $2.0 billion of cash proceeds and $2.0 billion in WES Operating common units. As a result, the Company will no longer report an Other Midstream segment and will now have two reporting segments: Exploration and Production and WES Midstream. Prior period amounts have been reclassified to conform to the current period’s presentation. See Note 17—Segment Information for information on the Company’s reporting segments.
Immediately after the asset contribution and sale, a wholly owned subsidiary of WES merged with and into WES Operating, with WES Operating continuing as the surviving entity and a subsidiary of WES, resulting in a simplified midstream structure. Under the terms of the WES Merger, WES acquired all of the outstanding publicly held common units of WES Operating and substantially all of the WES Operating common units owned by Anadarko and its affiliates. WES Operating survived as a partnership with no publicly traded equity, owned 98% by WES and 2% by Anadarko. WES Operating owns all the operating assets and equity investments of WES, is the borrower for all existing WES debt and is expected to be the borrower for all future debt. Anadarko maintains operating control of WES, with approximately 55.5% ownership of the combined entity.

11 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

1. Summary of Significant Accounting Policies (Continued)

The consolidated financial statements include the accounts of Anadarko and subsidiaries in which Anadarko holds, directly or indirectly, more than 50% of the voting rights and VIEs for which Anadarko is the primary beneficiary. The Company has determined that WES is a VIE. Anadarko is considered the primary beneficiary and consolidates WES. WES functions with a capital structure that is separate from Anadarko, consisting of its own debt instruments and publicly traded common units. All intercompany transactions have been eliminated. Undivided interests in oil and natural-gas exploration and production joint ventures are consolidated on a proportionate basis. Investments in noncontrolled entities that Anadarko has the ability to exercise significant influence over operating and financial policies and VIEs for which Anadarko is not the primary beneficiary are accounted for using the equity method. In applying the equity method of accounting, the investments are initially recognized at cost and subsequently adjusted for the Company’s proportionate share of earnings, losses, and distributions. Investments are included in other assets on the Company’s Consolidated Balance Sheets.

Recently Adopted Accounting Standards

ASU 2016-02, Leases (Topic 842) This ASU requires lessees to recognize a lease liability and an ROU asset on the balance sheet for all leases, including operating leases. This ASU modifies the definition of a lease and outlines the recognition, measurement, presentation, and disclosure of leasing arrangements by both lessees and lessors. The Company adopted Topic 842 on January 1, 2019, using the modified retrospective method applied to all leases that existed on January 1, 2019, and prior-period financial statements were not adjusted. Anadarko elected not to reassess contracts that commenced prior to adoption, to continue applying its current accounting policy for existing or expired land easements, and not to recognize ROU assets or lease liabilities for short-term leases. Upon adoption, the Company recognized approximately $600 million of ROU assets and lease liabilities related to leases existing at January 1, 2019. The difference between ROU assets and operating lease liabilities, net of the deferred tax impact, was recognized as a $55 million reduction in the opening balance of retained earnings as a cumulative effect adjustment. See Note 9—Leases for additional information.

Accounting Policy

Leases Anadarko determines if an arrangement is a lease based on rights and obligations conveyed at inception of a contract. At the commencement date, a lease is classified as either operating or finance, and an ROU asset and lease liability is recognized based on the present value of future lease payments over the lease term. As the rate implicit in Anadarko’s leases generally is not readily determinable, the Company discounts lease liabilities using the Company’s incremental borrowing rate at the commencement date. Non-lease components associated with leases that begin in 2019 or later are accounted for as part of the lease component, and prepaid lease payments are included in the ROU asset. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that Anadarko will exercise that option. Leases of 12 months or less are not recognized on the Company’s Consolidated Balance Sheet.
Lease cost is recognized over the lease term, unless the end of the useful life of the underlying asset in a finance lease is before the end of the lease term. Lease cost is recognized on a straight-line basis unless another method better represents the pattern that benefit is expected to be derived from the right to use the underlying asset. For finance leases, interest expense is recognized over the lease term using the effective interest method. Variable lease payments are recognized when the obligation for those payments is incurred.
Generally, a contract in a joint arrangement is evaluated as a lease if Anadarko is the operator. Anadarko recognizes an ROU asset and lease liability for the full amount of each contract determined to be a lease, although a portion of lease payments is generally recovered from partners. Lease payments associated with the drilling of exploratory wells and development wells net of amounts billed to partners will initially be capitalized as a component of oil and gas properties and either depreciated, impaired, or written off as exploration expense in future periods.

APC 2019 FORM 10-Q | 12

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

2. Revenue from Contracts with Customers

Disaggregation of Revenue from Contracts with Customers The following table disaggregates revenue by significant product type and segment:

millions	Exploration & Production	WES Midstream	Other and Intersegment Eliminations	Total
Three Months Ended March 31, 2019
Oil sales	$2,096	$—	$—	$2,096
Natural-gas sales	320	—	—	320
Natural-gas liquids sales	240	—	—	240
Gathering, processing, and marketing sales (1)	1	672	(25)	648
Other, net	9	—	25	34
Total Revenue from Customers	$2,666	$672	$—	$3,338
Gathering, processing, and marketing sales (2)	—	—	(178)	(178)
Gains (losses) on divestitures, net	—	—	(5)	(5)
Other, net	(1)	57	7	63
Total Revenue from Other than Customers	$(1)	$57	$(176)	$(120)
Total Revenue and Other	$2,665	$729	$(176)	$3,218

Three Months Ended March 31, 2018
Oil sales	$2,127	$—	$—	$2,127
Natural-gas sales	247	—	—	247
Natural-gas liquids sales	292	—	—	292
Gathering, processing, and marketing sales (1)	—	502	46	548
Other, net	3	—	19	22
Total Revenue from Customers	$2,669	$502	$65	$3,236
Gathering, processing, and marketing sales (2)	—	(1)	(187)	(188)
Gains (losses) on divestitures, net	(33)	—	9	(24)
Other, net	(12)	44	(11)	21
Total Revenue from Other than Customers	$(45)	$43	$(189)	$(191)
Total Revenue and Other	$2,624	$545	$(124)	$3,045

(1)
The amount in Other and Intersegment Eliminations primarily represents sales of third-party natural gas and NGLs of $209 million and intersegment eliminations of $(223) million for the three months ended March 31, 2019, and sales of third-party natural gas and NGLs of $224 million and intersegment eliminations of $(163) million for the three months ended March 31, 2018.

(2)
The amount in Other and Intersegment Eliminations represents purchases of third-party natural gas and NGLs. Although these purchases are reported net in gathering, processing, and marketing sales in the Company’s Consolidated Statements of Income, they are shown separately on this table as the purchases are not considered revenue from customers.

13 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

millions
Balance at December 31, 2018	$150
Increase due to cash received, excluding revenues recognized in the period	21
Decrease due to revenue recognized	(18)
Balance at March 31, 2019	$153

Contract liabilities at March 31, 2019
Other current liabilities	$23
Other long-term liabilities - other	130
Total contract liabilities from contracts with customers	$153

Transaction Price Allocated to Remaining Performance Obligations Revenue expected to be recognized from certain performance obligations that are unsatisfied as of March 31, 2019, is reflected in the table below. The Company applies the optional exemptions in Topic 606 and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied performance obligations. Therefore, the following table represents only a small portion of Anadarko’s expected future consolidated revenues as future revenue from the sale of most products and services is dependent on future production or variable customer volume and variable commodity prices for that volume.

millions	Exploration & Production	WES Midstream	Other and Intersegment Eliminations	Total
Remainder of 2019	$80	$533	$(352)	$261
2020	103	862	(622)	343
2021	103	912	(698)	317
2022	7	976	(770)	213
2023	7	933	(770)	170
Thereafter	58	4,500	(4,009)	549
Total	$358	$8,716	$(7,221)	$1,853

3. Commodity Inventories

The following summarizes the major classes of commodity inventories included in other current assets:

millions	March 31, 2019	December 31, 2018
Oil	$169	$139
Natural gas	1	18
NGLs	84	78
Total commodity inventories	$254	$235

APC 2019 FORM 10-Q | 14

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

4. Divestitures

The following summarizes the proceeds received and gains (losses) recognized on divestitures:

	Three Months Ended
	March 31,
millions	2019	2018
Proceeds received, net of closing adjustments	$7	$371
Gains (losses) on divestitures, net	(5)	(24)

2018 During the three months ended March 31, 2018, the Company divested of its Alaska nonoperated assets, included in the Exploration and Production reporting segment, for net proceeds of $383 million and net losses of $30 million in 2018 and $154 million in the fourth quarter of 2017.

5. Suspended Exploratory Well Costs

The Company’s suspended exploratory well costs were $460 million at March 31, 2019, and $444 million at December 31, 2018. For exploratory wells, drilling costs are capitalized, or “suspended,” on the balance sheet when the well has found a sufficient quantity of reserves to justify its completion as a producing well and sufficient progress is being made in assessing the reserves and the economic and operating viability of the project. If additional information becomes available that raises substantial doubt as to the economic or operational viability of any of these projects, the associated costs will be expensed at that time. During the three months ended March 31, 2019, there was no exploration expense recorded for suspended exploratory well costs previously capitalized for greater than one year at December 31, 2018.

6. Current Liabilities

Accounts Payable Accounts payable, trade included liabilities of $248 million at March 31, 2019, and $180 million at December 31, 2018, representing the amount by which checks issued but not presented to the Company’s banks for collection exceeded balances in applicable bank accounts. Changes in these liabilities are classified as cash flows from financing activities.

Other Current Liabilities The following summarizes the Company’s other current liabilities:

millions	March 31, 2019	December 31, 2018
Accrued income taxes	$211	$167
Interest payable	159	267
Production, property, and other taxes payable	314	309
Accrued employee benefits	153	319
Derivatives	121	89
Operating lease liabilities	245	—
Other	137	144
Total other current liabilities	$1,340	$1,295

15 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

Oil and Natural-Gas Production/Processing Derivative Activities  The oil prices listed below are a combination of NYMEX WTI and Intercontinental Exchange, Inc. (ICE) Brent Blend prices. The Company had no natural-gas production/processing derivatives at March 31, 2019. The following is a summary of the Company’s oil derivative instruments at March 31, 2019:

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

APC 2019 FORM 10-Q | 16

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

7. Derivative Instruments (Continued)

Anadarko Interest-Rate Derivatives (Excluding WES)  Anadarko has outstanding interest-rate swap contracts to manage interest-rate risk associated with anticipated debt issuances. The Company has locked in a fixed interest rate in exchange for a floating interest rate indexed to the three-month LIBOR.
At March 31, 2019, the Company had outstanding interest-rate swaps with a notional amount of $1.6 billion due prior to or in September 2023 that manage interest-rate risk associated with potential future debt issuances. Depending on market conditions, liability-management actions, or other factors, the Company may enter into offsetting interest-rate swap positions or settle or amend certain or all of the currently outstanding interest-rate swaps. The Company had the following outstanding interest-rate swaps at March 31, 2019:

millions except percentages		Mandatory	Weighted-Average
Notional Principal Amount	Reference Period	Termination Date	Interest Rate
$550	September 2016 - 2046	September 2020	6.418%
$250	September 2016 - 2046	September 2022	6.809%
$100	September 2017 - 2047	September 2020	6.891%
$250	September 2017 - 2047	September 2021	6.570%
$450	September 2017 - 2047	September 2023	6.445%

Derivative settlements and collateralization are classified as cash flows from operating activities unless the derivatives contain an other-than-insignificant financing element, in which case the settlements and collateralization are classified as cash flows from financing activities. As a result of prior extensions of reference-period start dates without settlement of the related interest-rate derivative obligations, the interest-rate derivatives in Anadarko’s portfolio contain an other-than-insignificant financing element, and therefore, any settlements, collateralization, or cash payments for amendments related to these extended interest-rate derivatives are classified as cash flows from financing activities. Net cash payments related to settlements and amendments of interest-rate swap agreements were $41 million during the three months ended March 31, 2019, and $46 million during the three months ended March 31, 2018.

WES Interest-Rate Derivatives WES entered into interest-rate swap agreements with an aggregate notional amount of $750 million in December 2018 and $375 million in March 2019 to manage interest-rate risk associated with anticipated 2019 debt issuances. WES exchanged a floating interest rate indexed to the three-month LIBOR for a fixed interest rate. Depending on market conditions, liability management actions, or other factors, WES may settle or amend certain or all of the currently outstanding interest-rate swaps. The following interest-rate swaps were outstanding at March 31, 2019:

millions except percentages		Mandatory	Weighted-Average
Notional Principal Amount	Reference Period	Termination Date	Interest Rate
$375	December 2019 - 2024	December 2019	2.662%
$375	December 2019 - 2029	December 2019	2.802%
$375	December 2019 - 2049	December 2019	2.885%

17 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

7. Derivative Instruments (Continued)

Effect of Derivative Instruments—Balance Sheet  The following summarizes the fair value of the Company’s derivative instruments:

	Gross Derivative Assets		Gross Derivative Liabilities
millions	March 31,	December 31,	March 31,	December 31,
Balance Sheet Classification	2019	2018	2019	2018
Commodity derivatives - Anadarko
Other current assets	$45	$300	$(27)	$(126)
Other current liabilities	—	1	(2)	(6)
	45	301	(29)	(132)
Interest-rate derivatives - Anadarko (1)
Other current assets	21	22	—	—
Other assets	30	34	—	—
Other current liabilities	—	—	(83)	(82)
Other liabilities	—	—	(1,237)	(1,156)
	51	56	(1,320)	(1,238)
Interest-rate derivatives - WES
Other current liabilities	—	—	(44)	(8)
Total derivatives	$96	$357	$(1,393)	$(1,378)

(1)	Excludes amounts related to WES interest-rate swap agreements.

Effect of Derivative Instruments—Statement of Income  The following summarizes gains and losses related to derivative instruments:

	Three Months Ended
millions	March 31,
Classification of (Gain) Loss Recognized	2019	2018
Commodity derivatives - Anadarko
Gathering, processing, and marketing sales	$2	$1
(Gains) losses on derivatives, net	149	162
Interest-rate derivatives - Anadarko (1)
(Gains) losses on derivatives, net	128	(127)
Interest-rate derivatives - WES
(Gains) losses on derivatives, net	36	—
Total (gains) losses on derivatives, net	$315	$36

(1)	Excludes amounts related to WES interest-rate swap agreements.

APC 2019 FORM 10-Q | 18

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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
The Company’s derivative instruments are subject to individually negotiated credit provisions that may require collateral of cash or letters of credit depending on the derivative’s portfolio valuation versus negotiated credit thresholds. These credit thresholds generally require full or partial collateralization of the Company’s obligations depending on certain credit-risk-related provisions, such as the Company’s credit rating from S&P and Moody’s. As of March 31, 2019, the Company’s long-term debt was rated investment grade (BBB) by both S&P and Fitch and below investment grade (Ba1) by Moody’s. In January 2019, Moody’s changed its outlook with respect to its rating from stable to positive. The Company may be required to post additional collateral with respect to its derivative instruments if its credit ratings decline below current levels or if the liability associated with any such derivative instrument increases above the credit threshold. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed was $1.2 billion (net of $123 million of collateral) at March 31, 2019, and $1.1 billion (net of $66 million of collateral) at December 31, 2018.

19 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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
The following summarizes the fair value of the Company’s derivative assets and liabilities by input level within the fair-value hierarchy:

millions	Level 1	Level 2	Level 3	Netting (1)	Collateral	Total
March 31, 2019
Assets
Anadarko (2)
Commodity derivatives	$—	$45	$—	$(27)	$—	$18
Interest-rate derivatives	—	51	—	—	—	51
Total derivative assets	$—	$96	$—	$(27)	$—	$69
Liabilities
Anadarko (2)
Commodity derivatives	$—	$(29)	$—	$27	$—	$(2)
Interest-rate derivatives	—	(1,320)	—	—	123	(1,197)
WES
Interest-rate derivatives	—	(44)	—	—	—	(44)
Total derivative liabilities	$—	$(1,393)	$—	$27	$123	$(1,243)

December 31, 2018
Assets
Anadarko (2)
Commodity derivatives	$1	$300	$—	$(127)	$—	$174
Interest-rate derivatives	—	56	—	—	—	56
Total derivative assets	$1	$356	$—	$(127)	$—	$230
Liabilities
Anadarko (2)
Commodity derivatives	$(2)	$(130)	$—	$127	$2	$(3)
Interest-rate derivatives	—	(1,238)	—	—	66	(1,172)
WES
Interest-rate derivatives	—	(8)	—	—	—	(8)
Total derivative liabilities	$(2)	$(1,376)	$—	$127	$68	$(1,183)

(1)	Represents the impact of netting commodity derivative assets and liabilities with counterparties where the Company has the contractual right and intends to net settle.

(2)	Excludes amounts related to WES interest-rate swap agreements.

APC 2019 FORM 10-Q | 20

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

8. Debt

Debt Activity  The following summarizes the Company’s borrowing activity, after eliminating the effect of intercompany transactions, during the three months ended March 31, 2019:

	Carrying Value
millions	Anadarko (1)	WES	Anadarko Consolidated	Description
Balance at December 31, 2018	$11,354	$4,815	$16,169
Borrowings
	—	2,000	2,000	WES 364-Day Facility
	—	420	420	WES RCF
Repayments
	(600)	—	(600)	8.700 % Senior Notes due 2019
	(300)	—	(300)	6.950 % Senior Notes due 2019
	—	(28)	(28)	WGP RCF
Other, net	12	1	13	Amortization of discounts, premiums, and debt issuance costs
Balance at March 31, 2019	$10,466	$7,208	$17,674

(1)	Excludes WES.

Debt  The following summarizes the Company’s outstanding debt, including finance lease liabilities, after eliminating the effect of intercompany transactions:

millions	Anadarko (1)	WES	Anadarko Consolidated
March 31, 2019
Total borrowings at face value	$11,893	$7,260	$19,153
Net unamortized discounts, premiums, and debt issuance costs (2)	(1,427)	(52)	(1,479)
Total borrowings (3)	10,466	7,208	17,674
Finance lease liabilities	250	—	250
Less short-term debt	21	2,000	2,021
Total long-term debt	$10,695	$5,208	$15,903

December 31, 2018
Total borrowings at face value	$12,793	$4,868	$17,661
Net unamortized discounts, premiums, and debt issuance costs (2)	(1,439)	(53)	(1,492)
Total borrowings (3)	11,354	4,815	16,169
Finance lease liabilities	248	—	248
Less short-term debt	919	28	947
Total long-term debt	$10,683	$4,787	$15,470

(1)	Excludes WES.

(2)
Unamortized discounts, premiums, and debt issuance costs are amortized over the term of the related debt. Debt issuance costs related to RCFs are included in other current assets and other assets on the Company’s Consolidated Balance Sheets.

(3)	The Company’s outstanding borrowings, except for borrowings under the WGP RCF, are senior unsecured.

21 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

8. Debt (Continued)

Fair Value  The Company uses a market approach to determine the fair value of its fixed-rate debt using observable market data, which results in a Level 2 fair-value measurement. The carrying amount of floating-rate debt approximates fair value as the interest rates are variable and reflective of market rates. The estimated fair value of the Company’s total borrowings was $19.3 billion at March 31, 2019, and $16.8 billion at December 31, 2018.

Anadarko Debt (Excluding WES)  In January 2019, the $2.0 billion 364-day senior unsecured RCF (364-Day Facility) expired. At March 31, 2019, the Company had a $3.0 billion senior unsecured RCF maturing in January 2023 (APC RCF). At March 31, 2019, Anadarko had no outstanding borrowings under the APC RCF and was in compliance with all covenants.
In March 2019, Anadarko repaid $600 million of 8.700% Senior Notes at maturity and redeemed its $300 million of 6.950% Senior Notes due June 2019.
Anadarko’s Zero Coupons can be put to the Company in October of each year, in whole or in part, for the then-accreted value of the outstanding Zero Coupons, which, if put in whole, would be $942 million at the next put date in October 2019. Anadarko’s Zero Coupons were classified as long-term debt on the Company’s Consolidated Balance Sheet at March 31, 2019, as the Company has the ability and intent to refinance these obligations using long-term debt, should a put be exercised.
The Company also has notes payable related to its ownership of certain noncontrolling mandatorily redeemable interests that are not included in the Company’s reported debt balance and do not affect consolidated interest expense. See Note 9—Equity-Method Investments in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

WES and WGP Debt  Effective on February 15, 2019, WES amended the maturity date of its senior unsecured RCF from February 2023 to February 2024, and upon completion of the WES Merger, expanded the borrowing capacity from $1.5 billion to $2.0 billion (WES RCF). During the three months ended March 31, 2019, WES borrowed $420 million under its RCF, which was used for general partnership purposes. At March 31, 2019, WES had outstanding borrowings under its RCF of $640 million at an interest rate of 3.79%, outstanding letters of credit of $5 million, available borrowing capacity of $1.4 billion, and was in compliance with all covenants.
In February 2019, WES borrowed $2.0 billion under its 364-day senior unsecured credit facility (WES 364-Day Facility) to fund substantially all of the cash portion of the consideration under the WES midstream asset contribution and sale and the payment of related transaction costs. The WES 364-Day Facility will mature on February 27, 2020, the day prior to the one-year anniversary of the completion of the WES Merger. Net cash proceeds received from future asset sales and debt or equity offerings by WES must be used to repay amounts outstanding under the WES 364-Day Facility. At March 31, 2019, WES had outstanding borrowings under its WES 364-Day Facility of $2.0 billion at an interest rate of 3.87% and was in compliance with all covenants. WES intends to refinance the obligations under the 364-Day Facility prior to its maturity in February 2020.
In March 2019, the $35 million senior secured RCF (WGP RCF) matured following the completion of the WES Merger. During the three months ended March 31, 2019, WES made repayments of $28 million for the WGP RCF.
See Note 1—Summary of Significant Accounting Policies for additional information related to the WES Merger.

APC 2019 FORM 10-Q | 22

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

9. Leases

Operating Leases  At March 31, 2019, total lease liabilities related to operating leases were $551 million and primarily related to offshore and onshore drilling rigs and real estate.
The operating lease liabilities included $216 million for three offshore drilling vessels and certain contracts for onshore drilling rigs expiring at various dates through 2021. Lease payments commonly vary based on activities being performed by the rig. To the extent that lease payments vary from amounts recognized on the Company’s balance sheet, the amount is included in variable lease cost.
Additionally, the Company has $193 million of operating lease liabilities for real estate, primarily related to the Company’s Denver corporate office lease expiring in 2033, with options to terminate the lease early.

Finance Leases  At March 31, 2019, total lease liabilities related to finance leases were $250 million and primarily related to an FPSO for the Company’s TEN field in Ghana. The initial FPSO lease term ends in 2026 with annual renewal periods for an additional 10 years, annual purchase options that decrease over time, and no residual value guarantees.

The following table summarizes information related to the Company’s leases at March 31, 2019:

millions except lease term and discount rate	Operating Leases	Finance Leases
Assets
Other assets	$534	$—
Net properties and equipment	—	186
Total lease assets (1)	$534	$186

Liabilities
Current liabilities
Other current liabilities	$245	$—
Short-term debt - Anadarko	—	21
Long-term liabilities
Other	306	—
Long-term debt - Anadarko	—	229
Total lease liabilities (1)	$551	$250

Weighted-average remaining lease term (years)	5	16
Weighted-average discount rate (2)	4.3%	15.4%

(1)	Includes additions to ROU assets and lease liabilities of $60 million related to operating leases and $6 million related to finance leases for the three months ended March 31, 2019.

(2)
The FPSO finance lease commenced prior to the adoption of ASU 2016-02, Leases (Topic 842). In accordance with previous accounting guidance, the implied rate is based on the fair value of the underlying asset.

23 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

9. Leases (Continued)

The following table summarizes the Company’s lease cost before amounts recovered from partners:

Three Months Ended
millions	March 31, 2019
Operating lease cost	$78
Short-term lease cost	19
Variable lease cost	39
Finance lease cost
Amortization of ROU assets	10
Interest on lease liabilities	9
Total lease cost	$155

The following table summarizes cash paid for amounts included in the measurement of lease liabilities:

	Three Months Ended
	March 31, 2019
millions	Operating Leases	Finance Leases
Operating cash flows	$78	$9
Investing cash flows	24	—
Financing cash flows	—	4

The following table reconciles the undiscounted cash flows to the operating and finance lease liabilities recorded on the Company’s Consolidated Balance Sheet at March 31, 2019:

millions	Operating Leases (1)	Finance Leases
Remainder of 2019	$185	$46
2020	166	51
2021	60	50
2022	43	46
2023	30	43
Thereafter	142	324
Total lease payments	$626	$560
Less portion representing imputed interest	75	310
Total lease liabilities	$551	$250

(1)	For leases commencing prior to 2019, lease payments exclude payments to lessors for drilling rig services and real estate services, taxes, and common area maintenance.

APC 2019 FORM 10-Q | 24

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

9. Leases (Continued)

The following table summarizes future minimum lease payments related to the Company’s operating and finance leases as of December 31, 2018:

millions	Operating Leases	Finance Leases
2019	$264	$58
2020	139	50
2021	57	48
2022	35	45
2023	24	43
Thereafter	135	323
Total lease payments	$654	$567
Less portion representing imputed interest	*	319
Total lease liabilities	*	$248

*
Prior to the adoption of ASU 2016-02, Leases (Topic 842) on January 1, 2019, operating lease liabilities were not recognized on the Company’s Consolidated Balance Sheet. Refer to Note 1—Summary of Significant Accounting Policies for additional information.

25 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

10. Income Taxes

The following summarizes income tax expense (benefit) and effective tax rates:

	Three Months Ended
	March 31,
millions except percentages	2019	2018
Current income tax expense (benefit)	$168	$90
Deferred income tax expense (benefit)	(2)	36
Total income tax expense (benefit)	$166	$126
Income (loss) before income taxes	262	300
Effective tax rate	63%	42%

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
The variance from the U.S. federal statutory rate of 21% for the three months ended March 31, 2019, was primarily attributable to the following items:

–	tax impact from foreign operations

–	non-deductible Algerian exceptional profits tax for Algerian income tax purposes

–	income attributable to noncontrolling interests
The variance from the U.S. federal statutory rate of 21% for the three months ended March 31, 2018, was primarily attributable to the following items:

–	state taxes, net of federal benefits

–	tax impact from foreign operations

–	non-deductible Algerian exceptional profits tax for Algerian income tax purposes

–	net changes in uncertain tax positions

–	income attributable to noncontrolling interests.
The Company recognized a tax benefit of $346 million as of March 31, 2019 and December 31, 2018, related to the deduction of its 2015 settlement payment for the Tronox Adversary Proceeding. This benefit is net of uncertain tax positions of $1.2 billion as of March 31, 2019 and December 31, 2018, due to uncertainty related to the deductibility of the settlement payment. Due to the deduction of the settlement payment on the Company’s 2015 tax return, the Company had a net operating loss carryback, which resulted in a tentative tax refund of $881 million in 2016. The IRS has audited this position and, in April 2018, issued a final notice of proposed adjustment denying the deductibility of the settlement payment. In September 2018, the Company received a statutory notice of deficiency from the IRS disallowing the net operating loss carryback and rejecting the Company’s refund claim. As a result, the Company filed a petition with the U.S. Tax Court to dispute the disallowances in November 2018 and, pursuant to standard U.S. Tax Court procedures, the Company is not required to repay the $881 million refund to dispute the IRS’s position. Accordingly, the Company has not revised its estimate of the benefit that will ultimately be realized. After the case is tried and briefed in the Tax Court, the court will issue an opinion and then enter a decision. If the Company does not prevail on the issue, the earliest date the Company might be required to repay the refund received, plus interest, would be 91 days after entry of the decision. At such time, the Company would reverse the portion of the $346 million net benefit previously recognized in its consolidated financial statements to the extent necessary to reflect the result of the Tax Court decision. It is reasonably possible the amount of uncertain tax position and/or tax benefit could materially change as the Company asserts its position in the Tax Court proceedings. Although management cannot predict the timing of a final resolution of the Tax Court proceedings, the Company does not currently anticipate a decision to be entered before 2022.

APC 2019 FORM 10-Q | 26

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

11. Contingencies

Litigation  There are no material developments in previously reported contingencies nor are there any other material matters that have arisen since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

	Pension Benefits		Other Benefits
millions	2019	2018	2019	2018
Three Months Ended March 31
Service cost	$22	$23	$—	$—
Interest cost	20	19	3	3
Expected (return) loss on plan assets	(21)	(21)	—	—
Amortization of net actuarial loss (gain)	4	7	—	—
Amortization of net prior service cost (credit)	—	—	(1)	(6)
Settlement expense	4	—	—	—
Net periodic benefit cost (1)	$29	$28	$2	$(3)

(1)
The service cost component of net periodic benefit cost is included in G&A; oil and gas operating expense; gathering, processing, and marketing expense; and exploration expense, and all other components of net periodic benefit cost are included in other (income) expense on the Company’s Consolidated Statements of Income.

The Company contributed $65 million to funded pension plans and $21 million to unfunded pension plans during the three months ended March 31, 2019. The Company expects to contribute an additional $26 million to funded pension plans and $26 million to unfunded pension plans during 2019.

27 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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
The following provides a reconciliation between basic and diluted EPS attributable to common stockholders:

	Three Months Ended
	March 31,
millions except per-share amounts	2019	2018
Net income (loss)
Net income (loss) attributable to common stockholders	$(15)	$121
Income (loss) effect of TEUs	—	(3)
Less distributions on participating securities	2	1
Basic	$(17)	$117
Income (loss) effect of TEUs	—	(1)
Diluted	$(17)	$116
Shares
Average number of common shares outstanding—basic	490	518
Dilutive effect of stock options	—	1
Average number of common shares outstanding—diluted	490	519
Excluded due to anti-dilutive effect	12	10
Net income (loss) per common share
Basic	$(0.03)	$0.23
Diluted	$(0.03)	$0.22
Dividends per common share	$0.30	$0.25

Common Stock  The Share-Repurchase Program authorizes the repurchase of the Company’s common stock in the open market or through private transactions. During 2018, the Share-Repurchase Program was expanded to $5.0 billion and extended through mid-year 2020. As of December 31, 2018, the Company had completed $3.75 billion of the Share-Repurchase Program through ASR Agreements and open-market repurchases. These transactions were accounted for as equity transactions, with all of the repurchased shares classified as treasury stock. Additionally, the receipt of these shares reduced the average number of shares of common stock outstanding used to compute both basic and diluted EPS. There were no additional repurchases of common stock under the Share-Repurchase Program for the three months ended March 31, 2019. No additional share repurchases under the Share-Repurchase Program are anticipated pursuant to the terms of the Chevron Merger Agreement. See Note 1—Summary of Significant Accounting Policies for additional information on the Chevron Merger Agreement.

APC 2019 FORM 10-Q | 28

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

14. Noncontrolling Interests

WES is a limited partnership formed by Anadarko in September 2012 and owns a 98% limited partner interest in WES Operating, a Delaware limited partnership formed by Anadarko in 2007 to acquire, own, develop and operate midstream assets, and all of the outstanding equity interests of WES Operating’s general partner, which holds the entire non-economic general partner interest in WES Operating.
WES Operating Class C units issued to Anadarko converted into WES Operating common units in a unit-for-unit, tax-free exchange immediately prior to the closing of the WES Merger on February 28, 2019. Prior to the closing of the WES Merger, the Class C units received quarterly distributions in the form of additional Class C units. WES distributed 309 thousand Class C units to Anadarko during the three months ended March 31, 2019, and 1.1 million Class C units to Anadarko during 2018. See Note 1—Summary of Significant Accounting Policies for additional information on the WES Merger.
At March 31, 2019, Anadarko’s ownership interest in WES consisted of a 55.5% limited partner interest and the entire non-economic general partner interest. The remaining 44.5% limited partner interest in WES was owned by the public.
At March 31, 2019, Anadarko’s ownership interest in WES Operating consisted of a 2% limited partner interest.

29 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

15. Variable Interest Entities

Consolidated VIEs The Company determined that the partners in WES with equity at risk lack the power, through voting rights or similar rights, to direct the activities that most significantly impact WES’s economic performance; therefore, WES is considered a VIE. Anadarko, through its ownership of the general partner interest in WES, has the power to direct the activities that most significantly affect economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to WES; therefore, Anadarko is considered the primary beneficiary and consolidates WES and all of its consolidated subsidiaries. For additional information on WES, see Note 14—Noncontrolling Interests.

Assets and Liabilities of VIEs The assets of WES and its subsidiaries cannot be used by Anadarko for general corporate purposes and are included in and disclosed parenthetically on the Company’s Consolidated Balance Sheets. The carrying amounts of liabilities related to WES and its subsidiaries for which the creditors do not have recourse to other Anadarko assets are included in and disclosed parenthetically on the Company’s Consolidated Balance Sheets.
All outstanding debt for WES at March 31, 2019, and December 31, 2018, including any borrowings under the WES RCF and WES 364-Day Facility, is recourse to WES Operating’s general partner, which in turn has been indemnified in certain circumstances by certain wholly owned subsidiaries of the Company for such liabilities. See Note 8—Debt for additional information on WES short-term and long-term debt balances.

VIE Financing WES’s sources of liquidity include cash and cash equivalents, cash flows generated from operations, interest income from a note receivable from Anadarko as discussed below, borrowings under the WES RCF, the issuance of additional partnership units, and debt offerings. See Note 8—Debt and Note 14—Noncontrolling Interests for additional information on WES financing activity.

VIE Distributions The following table presents WES distributions:

	Three Months Ended
	March 31,
millions	2019	2018
WES distributions to Anadarko (1)	$105	$100
WES distributions to third parties	130	118

(1)	WES distributions to Anadarko are eliminated upon consolidation.

Financial Support Provided to VIEs Concurrent with the closing of its May 2008 IPO, WES Operating loaned the Company $260 million in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The related interest income for WES Operating was $4 million for the three months ended March 31, 2019 and 2018. The note receivable and related interest income are eliminated in consolidation.
To reduce WES’s exposure to a majority of the commodity-price risk inherent in certain of its contracts, Anadarko had commodity price swap agreements in place with WES Operating that expired without renewal on December 31, 2018 and final settlement occurred in the first quarter of 2019. WES recorded a capital contribution from Anadarko in its Consolidated Statement of Equity and Partners’ Capital for an amount equal to (i) the amount by which the swap price for product sales exceeds the applicable market price, minus (ii) the amount by which the swap price for product purchases exceeds the market price. WES recorded a capital contribution from Anadarko of $7 million for the three months ended March 31, 2019, and $14 million for the three months ended March 31, 2018.

APC 2019 FORM 10-Q | 30

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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
The following summarizes cash paid (received) for interest and income taxes, as well as non-cash investing and financing activities:

	Three Months Ended
	March 31,
millions	2019	2018
Cash paid (received)
Interest, net of amounts capitalized	$371	$326
Income taxes, net of refunds	18	12
Non-cash investing activities
Fair value of properties and equipment acquired	$—	$2
Asset retirement cost additions	71	63
Accruals of property, plant, and equipment	781	965
Net liabilities assumed (divested) in acquisitions and divestitures	—	(25)
Non-cash investing and financing activities
Finance leases	$6	$—

The following table provides a reconciliation of Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents as reported in the Consolidated Statement of Cash Flows to the line items within the Consolidated Balance Sheets:

millions	March 31, 2019	December 31, 2018
Cash and cash equivalents	$2,026	$1,295
Restricted cash and restricted cash equivalents included in Other Assets	134	134
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$2,160	$1,429

Included in cash and cash equivalents is restricted cash and restricted cash equivalents of $100 million at March 31, 2019, and $139 million at December 31, 2018. Total restricted cash and restricted cash equivalents are primarily associated with certain international joint venture operations, payments of future hard-minerals royalty revenues conveyed, like-kind exchanges of property, and a judicially-controlled account related to a Brazilian tax dispute. See Note 18—Contingencies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

31 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

17. Segment Information

Anadarko’s business segments are separately managed due to distinct operational differences. On February 28, 2019, Anadarko completed the previously announced contribution and sale of substantially all of its remaining midstream assets to WES. Due to this contribution and sale, the Company will no longer report an Other Midstream segment and will now have two reporting segments: Exploration and Production and WES Midstream, which include their respective marketing results. Prior period amounts have been reclassified to conform to the current period’s presentation.
The Exploration and Production reporting segment is engaged in the exploration, development, production, and sale of oil, natural gas, and NGLs and in advancing its Mozambique LNG project toward FID. The WES Midstream reporting segment is engaged in gathering, compressing, treating, processing, and transporting of natural gas; gathering, stabilizing, and transporting of oil and NGLs; and gathering and disposing of produced water.
To assess the performance of Anadarko’s operating segments, the chief operating decision maker analyzes Adjusted EBITDAX. The Company defines Adjusted EBITDAX as income (loss) before income taxes; interest expense; DD&A; exploration expense; gains (losses) on divestitures, net; impairments; total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives; certain items not related to the Company’s normal operations; and less net income (loss) attributable to noncontrolling interests.
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

	Three Months Ended
	March 31,
millions	2019	2018
Income (loss) before income taxes	$262	$300
Interest expense	253	228
DD&A	1,081	990
Exploration expense	49	168
(Gains) losses on divestitures, net	5	24
Impairments	—	19
Total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives	316	(27)
Reorganization-related charges	18	—
Less net income (loss) attributable to noncontrolling interests	111	53
Consolidated Adjusted EBITDAX	$1,873	$1,649

APC 2019 FORM 10-Q | 32

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

millions	Exploration & Production	WES Midstream	Other and Intersegment Eliminations	Total
Three Months Ended March 31, 2019
Sales revenues	$2,606	$499	$21	$3,126
Intersegment revenues	51	172	(223)	—
Other	8	58	31	97
Total revenues and other (1)	2,665	729	(171)	3,223
Operating costs and expenses (2)	992	337	(89)	1,240
Net cash from settlement of commodity derivatives	—	—	(6)	(6)
Other (income) expense, net (3)	—	(36)	38	2
Net income (loss) attributable to noncontrolling interests	—	—	111	111
Total expenses and other	992	301	54	1,347
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	(3)	(3)
Adjusted EBITDAX	$1,673	$428	$(228)	$1,873

Three Months Ended March 31, 2018
Sales revenues	$2,656	$355	$15	$3,026
Intersegment revenues	10	153	(163)	—
Other	(9)	37	15	43
Total revenues and other (1)	2,657	545	(133)	3,069
Operating costs and expenses (2)	870	233	214	1,317
Net cash from settlement of commodity derivatives	—	—	68	68
Other (income) expense, net	—	—	(12)	(12)
Net income (loss) attributable to noncontrolling interests	—	—	53	53
Total expenses and other	870	233	323	1,426
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	6	6
Adjusted EBITDAX	$1,787	$312	$(450)	$1,649

(1)	Total revenues and other excludes gains (losses) on divestitures, net since these gains and losses are excluded from Adjusted EBITDAX.

(2)
Operating costs and expenses excludes exploration expense, DD&A, impairments, reorganization-related charges, and certain other operating expenses since these expenses are excluded from Adjusted EBITDAX.

(3)	Other (income) expense, net excludes reorganization-related charges since these expenses are excluded from Adjusted EBITDAX.

33 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

17. Segment Information (Continued)

The following summarizes selected financial information for Anadarko’s reporting segments:

millions	Exploration & Production	WES Midstream	Other and Intersegment Eliminations	Total
March 31, 2019
Net properties and equipment	$18,342	$8,630	$1,964	$28,936
Capital expenditures (1)	$922	$315	$59	$1,296
Goodwill	$4,343	$446	$—	$4,789

December 31, 2018
Net properties and equipment	$18,267	$8,410	$1,938	$28,615
Capital expenditures (1)	$4,103	$1,912	$170	$6,185
Goodwill	$4,343	$446	$—	$4,789

(1)	WES Midstream includes $49 million at March 31, 2019, and $734 million at December 31, 2018, of capitalized costs incurred prior to the contribution and sale of midstream assets to WES.

APC 2019 FORM 10-Q | 34

MANAGEMENT’S DISCUSSION AND ANALYSIS INDEX	Table of Contents

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in this Form 10-Q in Part I, Item 1; the information set forth in the Risk Factors under Part II, Item 1A; the Consolidated Financial Statements and the Notes to Consolidated Financial Statements, which are included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018; and the information set forth in the Risk Factors under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

35 | APC 2019 FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS MANAGEMENT OVERVIEW	Table of Contents

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
On April 11, 2019, the Company entered into the Chevron Merger Agreement pursuant to which, and subject to the conditions of the agreement, all outstanding shares of Anadarko will be acquired by Chevron in a stock and cash transaction valued at $33 billion, or $65.00 per share, as of the announcement date. Under the terms of the Chevron Merger Agreement, Anadarko stockholders will receive 0.3869 of a share of Chevron common stock and $16.25 in cash for each Anadarko share. The transaction was approved by the Boards of Directors of both companies. On May 6, 2019, Anadarko announced that the Board unanimously determined that the Occidental Proposal constituted a “Superior Proposal” as defined in the Chevron Merger Agreement. Under the terms of the Occidental Proposal, Occidental would acquire Anadarko for consideration consisting of $59.00 in cash and 0.2934 of a share of Occidental common stock per share of Anadarko common stock. Anadarko has notified Chevron that (i) the Board has unanimously determined that the Occidental Proposal constitutes a "Superior Proposal" and (ii) after complying with its obligations to Chevron under the Chevron Merger Agreement, Anadarko intends to terminate the Chevron Merger Agreement in order to enter into a definitive merger agreement with Occidental in connection with the Occidental Proposal. Pursuant to the Chevron Merger Agreement, Chevron has the right, during the four business day period ending on May 10, 2019, which may be extended in accordance with the terms of the Chevron Merger Agreement, to propose revisions to the terms of the Chevron Merger Agreement, or to make another proposal. If Anadarko terminates the Chevron Merger Agreement in order to enter into a definitive agreement with respect to the Occidental Proposal, Anadarko will pay Chevron a $1.0 billion termination fee as required by the Chevron Merger Agreement. The Chevron Merger Agreement remains in effect unless and until terminated, and accordingly, the Board reaffirms its existing recommendation of the transaction with Chevron at this time. Either transaction would be subject to Anadarko stockholder approval, regulatory approvals, and other customary closing conditions.
On February 28, 2019, Anadarko completed the previously announced contribution and sale of substantially all of its midstream assets, which consisted of oil infrastructure assets in the DJ basin and oil and water infrastructure assets in the Delaware basin, to WES Operating for $4.0 billion, with $2.0 billion of cash proceeds and $2.0 billion in WES Operating common units. This transaction is expected to increase cash distributions paid by WES to Anadarko in 2019 and reduce Anadarko’s future midstream capital funding requirements. Immediately after the asset contribution and sale, a wholly owned subsidiary of WES merged with and into WES Operating, with WES Operating continuing as the surviving entity and a subsidiary of WES. The merger is expected to simplify the midstream structure, lower the weighted-average cost of capital for WES through the elimination of incentive distribution rights, and increase the overall trading liquidity of WES.
The Company remains committed to investing within cash flow in a $50 oil-price environment. Anadarko is focused on capital efficiency and maximizing cash flow generation, and has actively managed its portfolio to focus on higher-return, oil-levered opportunities in areas where it possesses both scale and competitive advantages, namely in the Delaware and DJ basins in the U.S. onshore and in the deepwater Gulf of Mexico. The Company plans to deploy a portion of its cash flow generated from its Gulf of Mexico, Algeria, Ghana, and DJ basin assets to fund investments in other assets that generate attractive cash returns.
In the Delaware basin, the Company continues to build out one of the most expansive and integrated infrastructure positions in the region as it transitions toward multi-well pad development, primarily in Reeves and Loving counties. The Company also continues to leverage its minerals-interest ownership and extensive infrastructure position in the DJ basin to deliver development wells with attractive rates of return. In the Gulf of Mexico, the Company is conducting operations that are focused toward high-return oil development opportunities near the Company’s expansive infrastructure.
The Company has returned capital directly to its investors through its quarterly cash dividend, its authorized Share-Repurchase Program, and its debt-reduction program. Since the Share-Repurchase Program was announced in 2017, the Company has repurchased 65 million shares of its common stock for $3.75 billion. In the first quarter of 2019, Anadarko repaid $600 million of debt at maturity and redeemed an additional $300 million of debt prior to maturity, bringing total repayments under the debt-reduction program to $1.5 billion. No additional share repurchases under the Share-Repurchase Program or debt retirements are anticipated pursuant to the terms of the Chevron Merger Agreement.

APC 2019 FORM 10-Q | 36

MANAGEMENT’S DISCUSSION AND ANALYSIS MANAGEMENT OVERVIEW	Table of Contents

Significant First Quarter 2019 Operating and Financial Activities
Total Company

–
The Company’s oil sales volume averaged 412 MBbls/d in the first quarter of 2019, representing an 11% increase from the first quarter of 2018, primarily due to increased sales volume from the Delaware basin and the Gulf of Mexico.

–	The Company’s overall sales-volume product mix in the first quarter of 2019 is 58% oil and 73% liquids.
U.S. Onshore

–
Total sales volume averaged 465 MBOE/d in the first quarter of 2019, representing a 15% increase from the first quarter of 2018, and oil sales volume averaged 195 MBbls/d in the first quarter of 2019, representing a 22% increase from the first quarter of 2018, primarily due to continued drilling and completion activities and midstream infrastructure additions.

–	The second train at the WES-owned Mentone natural-gas processing plant in the Delaware basin was placed in service, adding 200 MMcf/ d of natural-gas processing capacity to the West Texas Complex.
Gulf of Mexico

–
Oil sales volume averaged 138 MBbls/d in the first quarter of 2019, representing a 9% increase from the first quarter of 2018, primarily due to new wells coming online at Horn Mountain and Holstein, planned downtime at various platforms in 2018, and lower-than-expected downtime at various platforms in 2019, partially offset by natural production declines.

Ghana

–	In the TEN field, drilling operations concluded on a production well, and a previously drilled well was completed and brought online.

–	In the Jubilee field, the operator drilled a water injector well and drilling operations are ongoing for an additional production well.
Mozambique

–
Anadarko and its Area 1 co-venturers executed two additional long-term sale and purchase agreements with Bharat Gas Resources Ltd., a wholly owned subsidiary of Bharat Petroleum Corporation Ltd. of India, and Pertamina, the state-owned oil and gas company of Indonesia, each for 1.0 MTPA, bringing total contracted volume to approximately 9.5 MTPA, which satisfies the contracted offtake volume required for FID.

–
Anadarko and its Area 1 co-venturers were designated first mover by the Government of Mozambique for the onshore LNG project. This enables Anadarko, as operator of Area 1, to construct the shared marine facilities, on behalf of the Area 1 and Area 4 projects.

–
The Company is working to finalize project finance arrangements and has received commitments from the majority of lenders. Additionally, final partner and government-related approvals are progressing as the Company expects to announce a final investment decision on June 18, 2019.

Financial

–	The Company generated $1.1 billion of cash flow from operations and ended the first quarter of 2019 with $2.0 billion of cash.

–	The Company retired $900 million of debt during the first quarter of 2019.

37 | APC 2019 FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

FINANCIAL RESULTS

	Three Months Ended
	March 31,
millions except per-share amounts	2019	2018
Oil, natural-gas, and NGL sales	$2,656	$2,666
Gathering, processing, and marketing sales	470	360
Gains (losses) on divestitures and other, net	92	19
Revenues and other	$3,218	$3,045
Costs and expenses	2,384	2,494
Other (income) expense	572	251
Income tax expense (benefit)	166	126
Net income (loss) attributable to common stockholders	$(15)	$121
Net income (loss) per common share attributable to common stockholders—diluted	$(0.03)	$0.22
Average number of common shares outstanding—diluted	490	519

The following discussion pertains to Anadarko’s results of operations, financial condition, and changes in financial condition. Any increases or decreases “for the three months ended March 31, 2019,” refer to the comparison of the three months ended March 31, 2019, to the three months ended March 31, 2018. The primary factors that affect the Company’s results of operations include commodity prices for oil, natural gas, and NGLs; sales volume; the cost of finding and developing such reserves; and operating costs.

APC 2019 FORM 10-Q | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

REVENUES AND SALES VOLUME

E&P Sales Revenues by Product
The table below illustrates the effects of changes in prices and sales volume. Price changes for the three months ended March 31, 2019 were due to lower oil and NGL prices in 2019. Sales volume changes for the three months ended March 31, 2019 primarily included increases associated with continued drilling and completion activities in the Delaware and DJ basins.

Total E&P Sales Revenues

The following provides Anadarko’s sales volume for the three months ended March 31:

	Barrels of Oil Equivalent (MMBOE)		Barrels of Oil Equivalent per Day (MBOE/d)
	2019	2018	2019	2018
United States	56	50	631	555
International	8	8	84	88
Total	64	58	715	643

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

39 | APC 2019 FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Oil Sales Revenues, Volume, and Average Prices

Oil Sales Revenues

	Three Months Ended
	March 31,
	2019	2018
Oil sales revenues (millions)	$2,096	$2,127

Average price per barrel
United States	$55.14	$62.58
International	62.33	67.39
Total	$56.51	$63.66

Sales volume (MMBbls)
United States	29	25
International	8	8
Total	37	33

Sales volume per day (MBbls/d)
United States	333	288
International	79	83
Total	412	371

Oil Prices
The average oil price received decreased for the three months ended March 31, 2019, primarily due to concerns of oil demand weakness from a slowing global economy.

APC 2019 FORM 10-Q | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Oil Sales Volume

2019 vs. 2018  The Company’s oil sales volume increased by 41 MBbls/d for the three months ended March 31, 2019, primarily due to the following:
U.S. Onshore

–
Sales volume for the Delaware basin increased by 30 MBbls/d for the three months ended March 31, 2019, primarily due to continued drilling and completion activities and midstream infrastructure additions in 2019.

Gulf of Mexico

–
Sales volume for the Gulf of Mexico increased by 10 MBbls/d for the three months ended March 31, 2019, primarily due to new wells coming online at Horn Mountain and Holstein, planned downtime at various platforms in 2018, and lower-than-expected downtime at various platforms in 2019, partially offset by natural production declines.

International

–	Sales volume for Algeria increased by 6 MBbls/d for the three months ended March 31, 2019, primarily due to the size and timing of liftings.

–	Sales volume for Ghana decreased by 10 MBbls/d for the three months ended March 31, 2019, primarily due to the timing of liftings.

41 | APC 2019 FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Natural-Gas Sales Revenues, Volume, and Average Prices

Natural-Gas Sales Revenues

	Three Months Ended
	March 31,
	2019	2018
Natural-gas sales revenues (millions)	$320	$247

Average price per Mcf	$3.09	$2.61

Sales volume (Bcf) (1)	104	95
Sales volume per day (MMcf/d) (1)	1,151	1,051

(1)	Natural-gas sales volume primarily originates in the United States.

Natural-Gas Prices
The average natural-gas price received increased for the three months ended March 31, 2019, primarily due to increased residential and commercial demand from colder than normal temperatures and improved price differentials in the DJ basin.

Natural-Gas Sales Volume
2019 vs. 2018  The Company’s natural-gas sales volume increased by 100 MMcf/d for the three months ended March 31, 2019, primarily due to continued drilling and completion activities in the Delaware and DJ basins in 2019.

APC 2019 FORM 10-Q | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Natural-Gas Liquids Sales Revenues, Volume, and Average Prices

Natural-Gas Liquids Sales Revenues

	Three Months Ended
	March 31,
	2019	2018
Natural-gas liquids sales revenues (millions)	$240	$292

Average price per barrel	$24.11	$33.63

Sales volume (MMBbls) (1)	10	9
Sales volume (MBbls/d) (1)	111	97

(1)	Approximately 95% of NGL sales volume was from the United States.

NGL Prices
The average NGL price received decreased for the three months ended March 31, 2019, primarily due to higher overall NGL production as a result of infrastructure additions and lower consumption stemming from both reduced chemical plant utilization and stagnant LPG exports.

NGL Sales Volume
2019 vs. 2018  The Company’s NGL sales volume increased by 14 MBbls/d for the three months ended March 31, 2019, primarily due to continued drilling and completion activities and midstream infrastructure additions in the Delaware basin in 2019.

43 | APC 2019 FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Gathering, Processing, and Marketing

	Three Months Ended
	March 31,
millions	2019	2018
Gathering, processing, and marketing sales	$470	$360
Gathering, processing, and marketing expense	256	237
Gathering, processing, and marketing, net	$214	$123

Gathering and processing sales include fee revenue earned by providing gathering, processing, compression, and treating services to third parties as well as revenue from the sale of NGLs and remaining residue gas extracted from natural gas purchased from third parties and processed by WES. The net margin from the sale of NGLs and residue gas for service customers when WES is acting as an agent is also included. Gathering and processing expense includes the cost of third-party natural gas purchased and processed by WES as well as transportation and other operating expenses related to WES’s costs to perform gathering and processing activities.
Marketing sales include the margin earned from purchasing and selling third-party oil and natural gas. Marketing expense includes transportation and other operating expenses related to the Company’s costs to perform third-party marketing activities.
Total gathering, processing, and marketing, net increased by $91 million for the three months ended March 31, 2019, primarily due to increased throughput volume at the West Texas Complex and the DJ Basin Complex, coupled with an increase in oil marketing margins primarily due to increased third-party oil volume purchased and transported to the Gulf Coast.

Gains (Losses) on Divestitures and Other, net

	Three Months Ended
	March 31,
millions	2019	2018
Gains (losses) on divestitures, net	$(5)	$(24)
Other	97	43
Gains (losses) on divestitures and other, net	$92	$19

Gains (losses) on divestitures and other, net includes gains (losses) on divestitures and other operating revenues, including earnings (losses) from equity investments, hard-minerals royalties, and other revenues.
Earnings (losses) from equity investments increased $43 million for the three months ended March 31, 2019, primarily related to the Company’s investments in midstream joint ventures. During the three months ended March 31, 2018, Anadarko divested certain non-core U.S. onshore assets. See Note 4—Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

APC 2019 FORM 10-Q | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

COSTS AND EXPENSES

The following provides Anadarko’s total costs and expenses for the three months ended March 31:

	Three Months Ended
	March 31,
millions	2019	2018
Oil and gas operating	$289	$276
Oil and gas transportation	222	196
Exploration	49	168
Gathering, processing, and marketing (1)	256	237
G&A	267	278
DD&A	1,081	990
Production, property, and other taxes	199	190
Impairments	—	19
Other operating expense	21	140
Total	$2,384	$2,494

(1)	See above explanation of gathering, processing, and marketing.

Oil and Gas Operating Expenses

	Three Months Ended
	March 31,
	2019	2018
Oil and gas operating (millions)	$289	$276
Oil and gas operating—per BOE	4.50	4.77

Oil and gas operating expense increased by $13 million for the three months ended March 31, 2019, primarily due to the following:

–	higher U.S. onshore costs of $34 million, primarily related to increased operated and nonoperated activity in the DJ and Delaware basins

–	higher operated costs of $20 million, primarily related to increased workover activity in the Gulf of Mexico

–	lower nonoperated costs of $36 million in Ghana, primarily due to insurance reimbursement credits received in 2019 related to Jubilee turret repair

–	lower costs of $11 million as a result of U.S. onshore and Gulf of Mexico asset divestitures
The related costs per BOE decreased by $0.27 for the three months ended March 31, 2019, primarily due to insurance reimbursement credits received in 2019 related to Jubilee turret repair, partially offset by increased production in the Delaware basin and higher operated costs in the Gulf of Mexico related to increased workover activity.

45 | APC 2019 FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Oil and Gas Transportation Expenses

	Three Months Ended
	March 31,
	2019	2018
Oil and gas transportation (millions)	$222	$196
Oil and gas transportation—per BOE	3.46	3.38

Oil and gas transportation expense increased by $26 million for the three months ended March 31, 2019, primarily due to increased sales volumes in the Delaware basin being transported and sold at Gulf Coast markets. Oil and gas transportation expense per BOE remained relatively flat.

Exploration Expense

	Three Months Ended
	March 31,
millions	2019	2018
Dry hole expense	$—	$53
Impairments of unproved properties	—	53
Geological and geophysical, exploration overhead, and other expense	49	62
Total exploration expense	$49	$168

Dry Hole Expense
Dry hole expense for the three months ended March 31, 2018, primarily related to the following:

–	$49 million related to unsuccessful drilling activities in the Gulf of Mexico

G&A

	Three Months Ended
	March 31,
millions	2019	2018
G&A	$267	$278

G&A decreased by $11 million for the three months ended March 31, 2019, primarily due to a decrease in the fair value of performance-based unit awards, partially offset by an increase in reorganization-related expenses.
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

APC 2019 FORM 10-Q | 46

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

DD&A

	Three Months Ended
	March 31,
millions	2019	2018
DD&A	$1,081	$990

DD&A expense increased by $91 million for the three months ended March 31, 2019, primarily due to the following:

–
$48 million increase, primarily due to increased production in the Delaware and DJ basins and the Gulf of Mexico, partially offset by a lower DD&A rate in 2019 primarily driven by increased proved developed reserves in Ghana

–	$33 million increase in straight line depreciation related to additional midstream infrastructure in the Delaware and DJ basins

Other Operating Expense

	Three Months Ended
	March 31,
millions	2019	2018
Other operating expense	$21	$140

Other operating expense includes adjustments to contingency accruals, charges for drilling rig idle time, adjustments to drilling rig termination fees, and surface owner payments.

Other (Income) Expense

	Three Months Ended
	March 31,
millions	2019	2018
Interest expense	$253	$228
(Gains) losses on derivatives, net (1)	313	35
Other (income) expense, net	6	(12)
Total	$572	$251

(1)
(Gains) losses on derivatives, net represents the changes in fair value of the Company’s derivative instruments as a result of changes in commodity prices and interest rates, contract modifications, and settlements. See Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

47 | APC 2019 FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Income Tax Expense (Benefit)

	Three Months Ended
	March 31,
millions except percentages	2019	2018
Income tax expense (benefit)	$166	$126
Income (loss) before income taxes	262	300
Effective tax rate	63%	42%

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
The Company received an $881 million tentative refund in 2016 related to its $5.2 billion Tronox settlement payment in 2015. In April 2018, the IRS issued a final notice of proposed adjustment denying the deductibility of the settlement payment. In September 2018, the Company received a statutory notice of deficiency from the IRS disallowing the net operating loss carryback and rejecting the Company’s refund claim. As a result, the Company filed a petition with the U.S. Tax Court to dispute the disallowances in November 2018, and pursuant to standard U.S. Tax Court procedures, is not required to repay the $881 million refund to dispute the IRS’s position. Accordingly, the Company has not revised its estimate of the benefit that will ultimately be realized. After the case is tried and briefed in the Tax Court, the court will issue an opinion and then enter a decision. If the Company does not prevail on the issue, the earliest date the Company might be required to repay the refund received, plus interest, would be 91 days after entry of the decision. At such time, the Company would reverse the portion of the $346 million net benefit previously recognized in its consolidated financial statements to the extent necessary to reflect the result of the Tax Court decision. It is reasonably possible the amount of uncertain tax position and/or tax benefit could materially change as the Company asserts its position in the Tax Court proceedings. Although management cannot predict the timing of a final resolution of the Tax Court proceedings, the Company does not currently anticipate a decision to be entered before 2022.
For additional information on income taxes, see Note 10—Income Taxes in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

APC 2019 FORM 10-Q | 48

MANAGEMENT’S DISCUSSION AND ANALYSIS LIQUIDITY AND CAPITAL RESOURCES	Table of Contents

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	March 31,
millions	2019	2018
Net cash provided by (used in) operating activities	$1,129	$1,430
Net cash provided by (used in) investing activities	(1,528)	(1,113)
Net cash provided by (used in) financing activities	1,129	(1,507)

Overview

The Company has a variety of funding sources available, including cash, an asset portfolio that provides ongoing cash-flow-generating capacity, and the Company’s credit facility.
During the three months ended March 31, 2019, Anadarko retired $900 million of debt. Anadarko had $2.0 billion of cash at March 31, 2019 and following the expiration of the 364-Day facility in January 2019, the Company has $3.0 billion of borrowing capacity under the APC RCF. Anadarko believes that its current available cash and future operating cash flows will be sufficient to fund the Company’s operational and capital programs and its quarterly dividends. The Company continuously monitors its liquidity position and evaluates available funding alternatives in light of current and expected conditions.

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
Cash flows from operating activities were $1.1 billion for the three months ended March 31, 2019, $301 million lower compared to the same period in 2018, primarily due to lower oil and NGL sales revenues resulting from lower prices as well as higher operating costs.

49 | APC 2019 FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS LIQUIDITY AND CAPITAL RESOURCES	Table of Contents

Investing Activities

Capital Expenditures  The following presents the Company’s capital expenditures:

	Three Months Ended
	March 31,
millions	2019	2018
Cash Flows from Investing Activities
Additions to properties and equipment (1)	$1,389	$1,547
Adjustments for capital expenditures
Changes in capital accruals	(42)	142
Other	(51)	15
Total capital expenditures	$1,296	$1,704

Exploration and Production and other capital expenditures	$981	$1,116
WES Midstream capital expenditures (2)	315	588

(1)
Additions to properties and equipment as presented within Anadarko’s cash flows from investing activities include cash payments for cost of properties, equipment, and facilities. The cost of properties includes the initial capitalization of drilling costs associated with all exploratory wells, whether or not they were deemed to have a commercially sufficient quantity of proved reserves.

(2)	WES Midstream includes $49 million at March 31, 2019, and $260 million at March 31, 2018, of capitalized costs incurred prior to the contribution and sale of midstream assets to WES.

The Company’s capital expenditures decreased by $408 million for the three months ended March 31, 2019. Exploration and Production capital expenditures decreased primarily due to lower development costs of $120 million driven by decreased drilling activities in the Gulf of Mexico. WES Midstream capital expenditures decreased by $273 million primarily due to reduced development activity in the Delaware basin following the completion of significant infrastructure projects in 2018.

Investments  During the three months ended March 31, 2019, the Company made capital contributions of $130 million for equity investments, which are presented as cash flows from investing activities as a component of Other, net. These contributions were primarily associated with joint ventures for the Red Bluff and Cactus II pipelines in West Texas.

APC 2019 FORM 10-Q | 50

MANAGEMENT’S DISCUSSION AND ANALYSIS LIQUIDITY AND CAPITAL RESOURCES	Table of Contents

Financing Activities

millions except percentages	March 31, 2019	December 31, 2018
Anadarko	$10,716	$11,602
WES	7,208	4,815
Total debt	$17,924	$16,417
Total equity	10,533	10,943
Consolidated debt to total capitalization ratio	63.0%	60.0%

Debt-Reduction Program  The Company commenced a $2.0 billion debt-reduction program in 2018. During the three months ended March 31, 2019, Anadarko retired $900 million of debt, bringing total repayments under the debt-reduction program to $1.5 billion. No additional debt retirements are anticipated pursuant to the terms of the Chevron Merger Agreement.

Credit Facilities

APC RCFs  The Company has a $3.0 billion senior unsecured RCF that matures in January 2023. The Company’s $2.0 billion 364-day senior unsecured RCF expired in January 2019. At March 31, 2019, Anadarko had no outstanding borrowings under the APC RCF and was in compliance with all covenants.

WES RCFs Effective on February 15, 2019, WES amended the maturity date of its senior unsecured RCF from February 2023 to February 2024, and upon completion of the WES Merger, expanded the borrowing capacity from $1.5 billion to $2.0 billion (WES RCF). At March 31, 2019, WES had outstanding borrowings under its RCF of $640 million at an interest rate of 3.79%, outstanding letters of credit of $5 million, available borrowing capacity of $1.4 billion, and was in compliance with all covenants.
In February 2019, WES borrowed $2.0 billion under its 364-day senior unsecured credit facility (WES 364-Day Facility) to fund substantially all of the cash portion of the consideration under the WES midstream asset contribution and sale and the payment of related transaction costs. The WES 364-Day Facility will mature on February 27, 2020, the day prior to the one-year anniversary of the completion of the WES Merger. Net cash proceeds received from future asset sales and debt or equity offerings by WES must be used to repay amounts outstanding under the WES 364-Day Facility. At March 31, 2019, WES had outstanding borrowings under its WES 364-Day Facility of $2.0 billion at an interest rate of 3.87% and was in compliance with all covenants. WES intends to refinance the obligations under the 364-Day Facility prior to its maturity in February 2020. See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information related to the WES Merger.

WGP RCF  In March 2019, the $35 million senior secured RCF (WGP RCF) matured following the completion of the WES Merger. See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information related to the WES Merger.

51 | APC 2019 FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS LIQUIDITY AND CAPITAL RESOURCES	Table of Contents

Debt Activity  Amounts in the table below do not include finance lease activity and are presented at face value.

		Three Months Ended
millions	Company	March 31, 2019	Description
Borrowings	WES	2,000	WES 364-Day Facility (1)
	WES	420	WES RCF (2)
Repayments	Anadarko	(600)	8.700% Senior Notes due 2019
	Anadarko	(300)	6.950% Senior Notes due 2019
	WES	(28)	WGP RCF

(1)	Borrowings were used to fund substantially all of the cash portion of the consideration for the WES midstream asset contribution and sale and the payment of related transaction costs.

(2)	Borrowings were used for general partnership purposes, including capital expenditures.

See Note 8—Debt in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information on the Company’s debt instruments.

Debt Maturities  Anadarko’s Zero Coupons can be put to the Company in October of each year, in whole or in part, for the then-accreted value of the outstanding Zero Coupons, which, if put in whole, will be $942 million at the next put date in October 2019. Anadarko’s Zero Coupons were classified as long-term debt on the Company’s Consolidated Balance Sheet at March 31, 2019, as the Company has the ability and intent to refinance these obligations using long-term debt, should a put be exercised.
For additional information on the Company’s debt instruments, see Note 8—Debt in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Derivative Instruments  For information on derivative instruments, including cash flow treatment, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Common Stock Dividends  Anadarko paid dividends to its common stockholders of $150 million during the three months ended March 31, 2019, and $127 million during the three months ended March 31, 2018. In February 2018, the Company increased the quarterly dividend to $0.25 per share. As part of the Company’s focus on increasing shareholder returns, the quarterly dividend increased again in November 2018 to $0.30 per share. Anadarko has paid a dividend to its common stockholders quarterly since becoming a public company in 1986.
The amount of future dividends paid to Anadarko common stockholders is determined by the Board on a quarterly basis and is based on the Company’s earnings, financial condition, capital requirements, the effect a dividend payment would have on the Company’s compliance with relevant financial covenants, and other factors deemed relevant by the Board.

Distributions to Noncontrolling Interest Owners  Distributions to noncontrolling interest owners primarily relate to WES distributions to third parties of $130 million for the three months ended March 31, 2019, and $118 million for the three months ended March 31, 2018.

RECENT ACCOUNTING DEVELOPMENTS

See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for discussion of recent accounting developments affecting the Company.

APC 2019 FORM 10-Q | 52

MARKET RISK QUANTITATIVE AND QUALITATIVE DISCLOSURES	Table of Contents

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

Derivative Instruments Held for Non-Trading Purposes  The Company had derivative instruments in place to reduce the price risk associated with future production of 24 MMBbls of oil at March 31, 2019, with a net derivative asset position of $16 million. Based on actual derivative contractual volume, a 10% increase in underlying commodity prices would reduce the fair value of these derivatives by $51 million, while a 10% decrease in underlying commodity prices would increase the fair value of these derivatives by $50 million. However, any cash received or paid to settle these derivatives would be substantially offset by the sales value of production covered by the derivative instruments.

INTEREST-RATE RISK

Borrowings, if any, under each of the APC RCF, the WES RCF, and the WES 364-Day Facility are subject to variable interest rates. The remaining balance of the Anadarko’s short-term and long-term borrowings has fixed interest rates. The Company has $2.9 billion of LIBOR-based obligations that are presented on the Company’s Consolidated Balance Sheets net of preferred investments in two noncontrolled entities. These obligations give rise to minimal net interest-rate risk because coupons on the related preferred investments are also LIBOR-based. While a 10% change in the applicable benchmark interest rate would not materially impact the Company’s interest cost, it would affect the fair value of outstanding fixed-rate debt.
At March 31, 2019, the Company had a net derivative liability position of $1.3 billion related to interest-rate swaps. A 10% increase (decrease) in the LIBOR interest-rate curve would decrease (increase) the aggregate fair value of outstanding interest-rate swap agreements by $117 million. However, any change in the interest-rate derivative gain or loss could be substantially offset by changes in actual borrowing costs associated with future debt issuances. For a summary of the Company’s outstanding interest-rate derivative positions, see Note 7—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

53 | APC 2019 FORM 10-Q

CONTROLS AND PROCEDURES	Table of Contents

Item 4.  Controls and Procedures

EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2019.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Anadarko’s internal control over financial reporting during the first quarter of 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

APC 2019 FORM 10-Q | 54

OTHER INFORMATION	Table of Contents

PART II

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

55 | APC 2019 FORM 10-Q

OTHER INFORMATION	Table of Contents

Item 1A.  Risk Factors

Due to the Company’s proposed combination with Chevron, there have been material changes to the risk factors included under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
For a complete discussion of the Company’s risk factors, refer to the risk factors included under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and the following risk factors relating to the proposed combination with Chevron:

We will be subject to business uncertainties while the Chevron Merger is pending, which could adversely affect our businesses.

Uncertainty about the effect of the Chevron Merger on employees and those that do business with us may have an adverse effect on Anadarko. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Chevron Merger is completed and for a period of time thereafter, and could cause those that deal with us to seek to change their existing business relationships with us. Employee retention at Anadarko may be challenging during the pendency of the Chevron Merger, as employees may experience uncertainty about their roles. In addition, the Chevron Merger Agreement restricts us from entering into certain corporate transactions, entering into certain material contracts, making certain changes to our capital budget, incurring certain indebtedness and taking other specified actions without the consent of Chevron, and generally requires us to continue our operations in the ordinary course of business during the pendency of the Chevron Merger. These restrictions may prevent us from pursuing attractive business opportunities or adjusting our capital plan prior to the completion of the Chevron Merger.

We may be subject to lawsuits relating to the Chevron Merger, which could adversely affect our business, financial condition and operating results.

Anadarko, Chevron and/or their respective directors and officers may be subject to lawsuits relating to the Chevron Merger. Such litigation is very common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition. While we will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.

Completion of the Chevron Merger is subject to a number of conditions, and if these conditions are not satisfied or waived, the Chevron Merger will not be completed. Failure to complete, or significant delays in completing, the Chevron Merger could negatively affect the trading prices of our common stock and our future business and financial results.

Completion of the Chevron Merger is subject to satisfaction or waiver of certain closing conditions, including (1) the adoption of the Chevron Merger Agreement by Anadarko stockholders, (2) the expiration or termination of the waiting period under the Hart-Scott-Rodino Act, as amended, applicable to the Chevron Merger, (3) the absence of any order or law prohibiting consummation of the Chevron Merger, (4) the effectiveness of the Registration Statement on Form S-4 to be filed by Chevron pursuant to which the shares of Chevron common stock to be issued in connection with the Chevron Merger will be registered with the Securities and Exchange Commission and (5) the authorization for listing on the New York Stock Exchange of the shares of Chevron common stock to be issued in connection with the Chevron Merger. There can be no assurance that the conditions to the completion of the Chevron Merger will be satisfied or waived or that the Chevron Merger will be completed.
If the Chevron Merger is not completed, or if there are significant delays in completing the Chevron Merger, the trading prices of our common stock and our future business and financial results could be negatively affected, and we may be subject to several risks, including the following:

–	the requirement that we pay Chevron a termination fee of $1.0 billion under certain circumstances provided in the Chevron Merger Agreement;

–
negative reactions from the financial markets, including declines in the prices of our common stock due to the fact that current prices may reflect a market assumption that the Chevron Merger will be completed;

–	having to pay certain significant costs relating to the Chevron Merger; and

–	the attention of our management will have been diverted to the Chevron Merger rather than our own operations and pursuit of other opportunities that could have been beneficial to us.

APC 2019 FORM 10-Q | 56

OTHER INFORMATION	Table of Contents

The Chevron Merger Agreement limits our ability to pursue alternatives to the Chevron Merger.
The Chevron Merger Agreement contains provisions that may discourage a third party from submitting a competing proposal that might result in greater value to our stockholders than the Chevron Merger, or may result in a potential competing acquirer of the Company proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay. These provisions include a general prohibition on us from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by our Board, entering into discussions with any third party regarding any competing proposal or offer for a competing transaction.

Because the exchange ratio in the Chevron Merger Agreement is fixed and because the market price of Chevron common stock will fluctuate prior to the completion of the Chevron Merger, our stockholders cannot be sure of the market value of the Chevron common stock they will receive as consideration in the Chevron Merger.

Under the terms of the Chevron Merger Agreement, our stockholders will receive consideration consisting of a combination of 0.3869 of a share of Chevron common stock and $16.25 of cash for each share of Anadarko common stock. Based on the closing price of Chevron common stock on April 11, 2019, the last trading day prior to the announcement of the Chevron Merger, the merger consideration was valued at $65.00 per share. The exchange ratio for the stock component of the merger consideration is fixed, and there will be no adjustment to the merger consideration for changes in the market price of Chevron common stock or our common stock prior to the completion of the Chevron Merger.
If the Chevron Merger is completed, there will be a time lapse between the date of signing of the Chevron Merger Agreement and the date on which our stockholders who are entitled to receive the merger consideration actually receive the merger consideration. The respective market values of Chevron common stock and our common stock have fluctuated and may continue to fluctuate during this period as a result of a variety of factors, including general market and economic conditions, changes in each company’s business, operations and prospects, commodity prices, regulatory considerations, and the market’s assessment of Chevron’s business and the Chevron Merger. Such factors are difficult to predict and in many cases may be beyond the control of Chevron and us. The actual value of the stock component of any merger consideration received by our stockholders at the completion of the Chevron Merger will depend on the market value of Chevron common stock at that time. This market value may differ, possibly materially, from the market value of Chevron common stock at the time the Chevron Merger Agreement was entered into or at any other time.

We may terminate the Chevron Merger Agreement in order to enter into a definitive merger agreement with Occidental.

On May 6, 2019, we announced that our Board has determined that the Occidental Proposal constitutes a “Superior Proposal” as defined in the Chevron Merger Agreement and that, after complying with its obligations to Chevron under the Chevron Merger Agreement, the Company intends to terminate the Chevron Merger Agreement in order to enter into a definitive merger agreement with Occidental in connection with the Occidental Proposal. Pursuant to the Chevron Merger Agreement, Chevron has the right, during the four business day period ending on May 10, 2019, which may be extended in accordance with the terms of the Chevron Merger Agreement, to propose revisions to the terms of the Chevron Merger Agreement, or to make another proposal. The Company is required to, and will, make its representatives reasonably available to negotiate with Chevron during this period with respect to such proposed revisions or other proposal, if any. If the Company terminates the Chevron Merger Agreement in order to enter into a definitive agreement with respect to the Occidental Proposal, the Company will pay Chevron a $1.0 billion termination fee as required by the Chevron Merger Agreement. However, there can be no assurance that a definitive agreement between the Company and Occidental will be executed or that a transaction between the Company and Occidental will be consummated. The Chevron Merger Agreement remains in effect unless and until terminated, and accordingly, our Board reaffirms its existing recommendation of the transaction with Chevron at this time.

The risk factors set forth above regarding the Chevron Merger would apply correlatively to the merger transaction with Occidental in the event the Company terminates the Chevron Merger Agreement and enters into a definitive agreement with respect to the Occidental Proposal.

57 | APC 2019 FORM 10-Q

OTHER INFORMATION	Table of Contents

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following sets forth information with respect to repurchases made by the Company of its shares of common stock during the first quarter of 2019:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)(3)
January 1 - 31, 2019	24,942	$48.39	—	$1,250,000,064
February 1 - 28, 2019	2,299	$43.67	—	$1,250,000,064
March 1 - 31, 2019	344,288	$44.62	—	$1,250,000,064
Total	371,529	$44.87	—

(1)
During the first quarter of 2019, 372 thousand shares were repurchased related to stock received by the Company for the payment of withholding taxes due on employee share issuances under share-based compensation plans.

(2)	For additional information, see Note 13—Stockholders’ Equity in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10‑Q.

(3)
The Company announced a $2.5 billion Share-Repurchase Program in September 2017, which was expanded to $3.0 billion in February 2018 and $4.0 billion in July 2018. In November 2018, the program was further expanded to $5.0 billion and extended through June 30, 2020. No additional share repurchases are anticipated pursuant to the terms of the Chevron Merger Agreement. For additional information, see Note 13—Stockholders’ Equity in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10‑Q.

APC 2019 FORM 10-Q | 58

OTHER INFORMATION	Table of Contents

Item 6.  Exhibits

Exhibits designated by an asterisk (*) are filed herewith or double asterisk (**) are furnished herewith; all exhibits not so designated are incorporated herein by reference to a prior filing under File Number 1-8968 as indicated.

Exhibit Number			Description
†	2	(i)
Agreement and Plan of Merger, dated as of April 11, 2019, by and among Chevron Corporation, Justify Merger Sub 1 Inc., Justify Merger Sub 2 Inc. and Anadarko Petroleum Corporation, filed as Exhibit 2.1 to Form 8-K Filed on April 17, 2019

	3	(i)	Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated May 21, 2009, filed as Exhibit 3.3 to Form 8-K filed on May 22, 2009
		(ii)	By-Laws of Anadarko Petroleum Corporation, amended and restated as of April 11, 2019, filed as Exhibit 3.1 to Form 8-K filed on April 17, 2019
*	31	(i)	Rule 13a-14(a)/15d-14(a) Certification—Chief Executive Officer
*	31	(ii)	Rule 13a-14(a)/15d-14(a) Certification—Chief Financial Officer
**	32		Section 1350 Certifications
*	101	.INS	XBRL Instance Document
*	101	.SCH	XBRL Schema Document
*	101	.CAL	XBRL Calculation Linkbase Document
*	101	.DEF	XBRL Definition Linkbase Document
*	101	.LAB	XBRL Label Linkbase Document
*	101	.PRE	XBRL Presentation Linkbase Document

†	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request

59 | APC 2019 FORM 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANADARKO PETROLEUM CORPORATION
(Registrant)

May 8, 2019	By:	/s/ BENJAMIN M. FINK
Benjamin M. Fink Executive Vice President, Finance and Chief Financial Officer

APC 2019 FORM 10-Q | 60