Form 10-Q
period 2019-06-30
ANADARKO PETROLEUM CORP
filed 2019-07-30
CIK 773910

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from        to
Commission File No. 1-8968
(Exact name of registrant as specified in its charter)

Delaware	76-0146568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 Lake Robbins Drive, The Woodlands, Texas	77380-1046
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (832) 636-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.10 per share	APC	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☑
Large accelerated filer  ☑   Accelerated filer  ☐  Non-accelerated filer  ☐   Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the Company’s common stock at July 19, 2019, was 502,453,426.

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
Chevron - Chevron Corporation
Chevron Merger Agreement - Agreement and Plan of Merger, dated as of April 11, 2019, by and among Chevron, Justify Merger Sub 1 Inc., Justify Merger Sub 2 Inc. and Anadarko
Chevron Merger Termination Fee - The $1.0 billion termination fee paid to Chevron pursuant to the terms of the Chevron Merger Agreement
DD&A - Depreciation, depletion, and amortization
DJ - Denver-Julesberg
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
Occidental Merger - Occidental’s acquisition by merger of Anadarko pursuant to, and subject to the conditions of, the Occidental Merger Agreement
Occidental Merger Agreement - Agreement and Plan of Merger, dated as of May 9, 2019, by and among Occidental, Baseball Merger Sub 1, Inc. and Anadarko
RCF - Revolving credit facility

APC 2019 FORM 10-Q | 2

ROU - Right-of-use
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
WES RCF - WES Operating’s $2.0 billion senior unsecured RCF
WES Term Loan Facility - WES Operating’s senior unsecured credit facility, previously referred to as the WES 364-Day Facility prior to the extension of the maturity date and increase in borrowing capacity effective July 1, 2019.
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
Zero Coupons - Anadarko’s Zero-Coupon Senior Notes due 2036

3 | APC 2019 FORM 10-Q

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
Unless the context otherwise requires, the terms “Anadarko” and “Company” refer to Anadarko Petroleum Corporation and its consolidated subsidiaries. The Company has made in this Form 10-Q, and may from time to time make in other public filings, press releases, and management discussions, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, concerning the Company’s operations, economic performance, and financial condition. These forward-looking statements include, among other things, information concerning future production and reserves, schedules, plans, timing of development, contributions from oil and gas properties, marketing and midstream activities, matters related to the Occidental Merger Agreement, and also include those statements preceded by, followed by, or that otherwise include the words “may,” “could,” “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should,” “would,” “will,” “potential,” “continue,” “forecast,” “future,” “likely,” “outlook,” or similar expressions or variations on such expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will be realized. Anadarko undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

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

–	civil or political unrest or acts of terrorism in a region or country

–	the creditworthiness and performance of the Company’s counterparties, including financial institutions, operating partners, and other parties

–	volatility in the securities, capital, or credit markets and related risks such as general credit, liquidity, and interest-rate risk

–	the impact of changes in the Company’s credit ratings

APC 2019 FORM 10-Q | 4

–	the Company’s ability to successfully plan, finance, build, and operate the necessary infrastructure and LNG park in Mozambique

–	uncertainties and liabilities associated with acquired and divested properties and businesses

–	disruptions in international oil and NGL cargo shipping activities

–	physical, digital, internal, and external security breaches

–	supply and demand, technological, political, governmental, and commercial conditions associated with long-term development and production projects in domestic and international locations

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

–	the completion of the proposed merger transaction with Occidental

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

PART I

Item 1.  Financial Statements

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
millions except per-share amounts	2019	2018	2019	2018
Revenues and Other
Oil sales	$2,470	$2,265	$4,566	$4,392
Natural-gas sales	205	203	525	450
Natural-gas liquids sales	216	318	456	610
Gathering, processing, and marketing sales	465	382	935	742
Gains (losses) on divestitures and other, net	86	123	178	142
Total	3,442	3,291	6,660	6,336
Costs and Expenses
Oil and gas operating	310	275	599	551
Oil and gas transportation	222	209	444	405
Exploration	90	94	139	262
Gathering, processing, and marketing	274	252	530	489
General and administrative	368	288	635	566
Merger transaction costs	1,042	—	1,042	—
Depreciation, depletion, and amortization	1,161	1,003	2,242	1,993
Production, property, and other taxes	182	201	381	391
Impairments	—	128	—	147
Other operating expense	8	22	29	162
Total	3,657	2,472	6,041	4,966
Operating Income (Loss)	(215)	819	619	1,370
Other (Income) Expense
Interest expense	249	237	502	465
(Gains) losses on derivatives, net	254	436	567	471
Other (income) expense, net	18	4	24	(8)
Total	521	677	1,093	928
Income (Loss) Before Income Taxes	(736)	142	(474)	442
Income tax expense (benefit)	209	125	375	251
Net Income (Loss)	(945)	17	(849)	191
Net income (loss) attributable to noncontrolling interests	80	(12)	191	41
Net Income (Loss) Attributable to Common Stockholders	$(1,025)	$29	$(1,040)	$150

Per Common Share
Net income (loss) attributable to common stockholders—basic	$(2.09)	$0.05	$(2.13)	$0.28
Net income (loss) attributable to common stockholders—diluted	$(2.09)	$0.05	$(2.13)	$0.28
Average Number of Common Shares Outstanding—Basic	491	504	491	511
Average Number of Common Shares Outstanding—Diluted	491	505	491	512
See accompanying Notes to Consolidated Financial Statements.

APC 2019 FORM 10-Q | 6

FINANCIAL STATEMENTS	Table of Contents

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
millions	2019	2018	2019	2018
Net Income (Loss)	$(945)	$17	$(849)	$191
Other Comprehensive Income (Loss)
Adjustments for derivative instruments
Reclassification of previously deferred derivative losses to (gains) losses on derivatives, net	—	—	1	1
Total adjustments for derivative instruments, net of taxes	—	—	1	1
Adjustments for pension and other postretirement plans
Net gain (loss) incurred during period	(80)	—	(80)	—
Income taxes on net gain (loss) incurred during period	18	—	18	—
Amortization of net actuarial (gain) loss to other (income) expense, net	16	6	24	13
Income taxes on amortization of net actuarial (gain) loss	(4)	(1)	(6)	(3)
Amortization of net prior service (credit) cost to other (income) expense, net	—	(6)	(1)	(12)
Income taxes on amortization of net prior service (credit) cost	—	1	—	2
Total adjustments for pension and other postretirement plans, net of taxes	(50)	—	(45)	—
Total	(50)	—	(44)	1
Comprehensive Income (Loss)	(995)	17	(893)	192
Comprehensive income (loss) attributable to noncontrolling interests	80	(12)	191	41
Comprehensive Income (Loss) Attributable to Common Stockholders	$(1,075)	$29	$(1,084)	$151

See accompanying Notes to Consolidated Financial Statements.

7 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
millions except per-share amounts	2019	2018
ASSETS
Current Assets
Cash and cash equivalents ($96 and $92 related to VIEs)	$1,394	$1,295
Accounts receivable (net of allowance of $11 and $13)
Customers ($118 and $138 related to VIEs)	1,195	1,491
Others	584	535
Other current assets	298	474
Total	3,471	3,795
Net Properties and Equipment (net of accumulated depreciation, depletion, and amortization of $39,998 and $37,905) ($8,785 and $6,612 related to VIEs)	29,091	28,615
Other Assets ($1,273 and $868 related to VIEs)	2,953	2,336
Goodwill and Other Intangible Assets ($1,271 and $1,163 related to VIEs)	5,614	5,630
Total Assets	$41,129	$40,376

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable
Trade ($155 and $263 related to VIEs)	$1,729	$2,003
Other ($9 and $15 related to VIEs)	167	161
Short-term debt - Anadarko (1)	31	919
Short-term debt - WES	—	28
Current asset retirement obligations ($25 and $26 related to VIEs)	303	252
Other current liabilities ($146 and $54 related to VIEs)	1,562	1,295
Total	3,792	4,658
Long-term Debt
Long-term debt - Anadarko (1)	10,709	10,683
Long-term debt - WES	7,489	4,787
Total	18,198	15,470
Other Long-term Liabilities
Deferred income taxes	2,555	2,437
Asset retirement obligations ($320 and $260 related to VIEs)	2,879	2,847
Other	4,374	4,021
Total	9,808	9,305

Equity
Stockholders’ equity
Common stock, par value $0.10 per share (1.0 billion shares authorized, 579.1 million and 576.6 million shares issued)	58	57
Paid-in capital	13,135	12,393
Retained earnings (accumulated deficit)	(149)	1,245
Treasury stock (87.7 million and 87.2 million shares)	(4,892)	(4,864)
Accumulated other comprehensive income (loss)	(379)	(335)
Total Stockholders’ Equity	7,773	8,496
Noncontrolling interests	1,558	2,447
Total Equity	9,331	10,943
Total Liabilities and Equity	$41,129	$40,376
Parenthetical references reflect amounts as of June 30, 2019, and December 31, 2018.
VIE amounts relate to WES. See Note 17—Variable Interest Entities.

(1)	Excludes WES.
See accompanying Notes to Consolidated Financial Statements.

APC 2019 FORM 10-Q | 8

FINANCIAL STATEMENTS	Table of Contents

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Total Stockholders’ Equity
millions	Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance at March 31, 2019	$57	$13,057	$1,024	$(4,881)	$(329)	$1,605	$10,533
Net income (loss)	—	—	(1,025)	—	—	80	(945)
Common stock issued	1	40	—	—	—	—	41
Share-based compensation expense	—	40	—	—	—	—	40
Dividends—common stock	—	—	(149)	—	—	—	(149)
Repurchases of common stock	—	—	—	(11)	—	—	(11)
Subsidiary equity transactions	—	(2)	1	—	—	(1)	(2)
Distributions to noncontrolling interest owners	—	—	—	—	—	(126)	(126)
Adjustments for pension and other postretirement plans	—	—	—	—	(50)	—	(50)
Balance at June 30, 2019	$58	$13,135	$(149)	$(4,892)	$(379)	$1,558	$9,331

	Total Stockholders’ Equity
millions	Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance at March 31, 2018	$57	$11,701	$1,152	$(3,759)	$(410)	$3,015	$11,756
Net income (loss)	—	—	29	—	—	(12)	17
Common stock issued	—	6	—	—	—	—	6
Share-based compensation expense	—	45	—	—	—	—	45
Dividends—common stock	—	—	(127)	—	—	—	(127)
Repurchases of common stock	—	332	—	(346)	—	—	(14)
Subsidiary equity transactions	—	(8)	—	—	—	10	2
Settlement of tangible equity units	—	230	—	—	—	(300)	(70)
Distributions to noncontrolling interest owners	—	—	—	—	—	(120)	(120)
Balance at June 30, 2018	$57	$12,306	$1,054	$(4,105)	$(410)	$2,593	$11,495

9 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS	Table of Contents

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Unaudited)

	Total Stockholders’ Equity
millions	Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance at December 31, 2018	$57	$12,393	$1,245	$(4,864)	$(335)	$2,447	$10,943
Net income (loss)	—	—	(1,040)	—	—	191	(849)
Common stock issued	1	40	—	—	—	—	41
Share-based compensation expense	—	78	—	—	—	—	78
Dividends—common stock	—	—	(299)	—	—	—	(299)
Repurchases of common stock	—	—	—	(28)	—	—	(28)
Subsidiary equity transactions	—	624	—	—	—	(824)	(200)
Distributions to noncontrolling interest owners	—	—	—	—	—	(256)	(256)
Adjustments for pension and other postretirement plans	—	—	—	—	(45)	—	(45)
Cumulative effect of accounting change (1)	—	—	(55)	—	—	—	(55)
Other	—	—	—	—	1	—	1
Balance at June 30, 2019	$58	$13,135	$(149)	$(4,892)	$(379)	$1,558	$9,331

(1)
Beginning January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for further information.

	Total Stockholders’ Equity
millions	Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance at December 31, 2017	$57	$12,000	$1,109	$(2,132)	$(338)	$3,094	$13,790
Net income (loss)	—	—	150	—	—	41	191
Common stock issued	—	6	—	—	—	—	6
Share-based compensation expense	—	84	—	—	—	—	84
Dividends—common stock	—	—	(254)	—	—	—	(254)
Repurchases of common stock	—	—	—	(1,973)	—	—	(1,973)
Subsidiary equity transactions	—	(14)	—	—	—	19	5
Settlement of tangible equity units	—	230	—	—	—	(300)	(70)
Distributions to noncontrolling interest owners	—	—	—	—	—	(238)	(238)
Cumulative effect of accounting change (1)	—	—	49	—	(73)	(23)	(47)
Other	—	—	—	—	1	—	1
Balance at June 30, 2018	$57	$12,306	$1,054	$(4,105)	$(410)	$2,593	$11,495

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

ANADARKO PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
millions	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$(849)	$191
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation, depletion, and amortization	2,242	1,993
Deferred income taxes	(54)	27
Dry hole expense and impairments of unproved properties	41	149
Impairments	—	147
(Gains) losses on divestitures, net	(1)	(28)
Total (gains) losses on derivatives, net	569	473
Operating portion of net cash received (paid) in settlement of derivative instruments	2	(234)
Other	112	139
Changes in assets and liabilities
(Increase) decrease in accounts receivable	228	(91)
Increase (decrease) in accounts payable and other current liabilities	(271)	91
Other items, net	(114)	(202)
Net cash provided by (used in) operating activities	1,905	2,655
Cash Flows from Investing Activities
Additions to properties and equipment	(2,691)	(3,277)
Divestitures of properties and equipment and other assets	31	384
Other, net	(125)	(163)
Net cash provided by (used in) investing activities	(2,785)	(3,056)
Cash Flows from Financing Activities
Borrowings, net of issuance costs	2,700	1,333
Repayments of debt	(940)	(764)
Financing portion of net cash received (paid) for derivative instruments	(228)	55
Increase (decrease) in outstanding checks	26	34
Dividends paid	(299)	(254)
Repurchases of common stock	(28)	(1,973)
Issuances of common stock	41	6
Distributions to noncontrolling interest owners	(256)	(238)
Payments of future hard-minerals royalty revenues conveyed	(24)	(25)
Other	(12)	—
Net cash provided by (used in) financing activities	980	(1,826)
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	2	(15)
Net Increase (Decrease) in Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	102	(2,242)
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents at Beginning of Period	1,429	4,674
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents at End of Period	$1,531	$2,432
See accompanying Notes to Consolidated Financial Statements.

11 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

1. Summary of Significant Accounting Policies

General  Anadarko Petroleum Corporation is engaged in the exploration, development, production, and sale of oil, natural gas, and NGLs and is advancing its Mozambique LNG project to the construction phase after announcing FID on June 18, 2019. In addition, the Company engages in gathering, compressing, treating, processing, and transporting of natural gas; gathering, stabilizing, and transporting of oil and NGLs; and gathering and disposing of produced water. The Company also participates in the hard-minerals business through royalty arrangements.

Basis of Presentation  The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain notes and other information have been condensed or omitted. The accompanying interim financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the Company’s consolidated financial statements. Certain prior-period amounts have been reclassified to conform to the current-period presentation. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as well as the Form 8-K filed on May 15, 2019 to recast the segment information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, following a change in reportable segments during the quarter ended March 31, 2019.

Merger On April 11, 2019, the Company entered into the Chevron Merger Agreement. On April 24, 2019, Occidental announced a proposal to acquire Anadarko and further revised its proposal on May 5, 2019. On May 6, 2019, Anadarko announced that the Board had unanimously determined that the Occidental proposal was a “Superior Proposal” as defined in the Chevron Merger Agreement and, on May 9, 2019, provided Chevron a notice terminating the Chevron Merger Agreement. Pursuant to the terms of the Chevron Merger Agreement, the Company paid the Chevron Merger Termination Fee of $1.0 billion. Also, on May 9, 2019, the Company entered into the Occidental Merger Agreement, which provides that, among other things, and subject to the terms and conditions of the Occidental Merger Agreement, a wholly owned subsidiary of Occidental will be merged with and into Anadarko, with Anadarko continuing as the surviving corporation and a wholly owned subsidiary of Occidental. Pursuant to the Occidental Merger Agreement, at the effective time of the Occidental Merger and subject to potential further adjustments as specified in the Occidental Merger Agreement, Anadarko stockholders will receive $59.00 in cash and 0.2934 of a share of Occidental common stock for each share of Anadarko common stock, plus cash in lieu of any fractional Occidental shares that otherwise would have been issued. The transaction was approved by the Boards of Directors of both companies. The Occidental Merger is subject to Anadarko stockholder approval and other customary closing conditions. Anadarko is holding a special meeting of its stockholders on August 8, 2019, for holders of record as of July 11, 2019, to vote on the proposal necessary to complete the Occidental Merger. Assuming all closing conditions are satisfied, including obtaining the requisite approval from Anadarko stockholders, Occidental and Anadarko expect the Occidental Merger to close shortly after the special meeting of Anadarko stockholders.
In addition to the Chevron Merger Termination Fee, Anadarko has incurred merger transaction costs of $42 million as of June 30, 2019.

Midstream Asset Sale and WES Merger On February 28, 2019, Anadarko completed the previously announced contribution and sale of substantially all of its midstream assets, which consisted of oil infrastructure assets in the DJ basin and oil and water infrastructure assets in the Delaware basin, to WES Operating for $4.0 billion, with $2.0 billion of cash proceeds and $2.0 billion in WES Operating common units. As a result, the Company no longer reports an Other Midstream segment and now has two reporting segments: Exploration and Production and WES Midstream. Prior period amounts have been reclassified to conform to the current-period presentation. See Note 19—Segment Information for information on the Company’s reporting segments.
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

APC 2019 FORM 10-Q | 12

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

Recently Adopted Accounting Standards

ASU 2016-02, Leases (Topic 842) This ASU requires lessees to recognize a lease liability and an ROU asset on the balance sheet for all leases, including operating leases. This ASU modifies the definition of a lease and outlines the recognition, measurement, presentation, and disclosure of leasing arrangements by both lessees and lessors. The Company adopted Topic 842 on January 1, 2019, using the modified retrospective method applied to all leases that existed on January 1, 2019, and prior-period financial statements were not adjusted. Anadarko elected not to reassess contracts that commenced prior to adoption, to continue applying its current accounting policy for existing or expired land easements, and not to recognize ROU assets or lease liabilities for short-term leases. Upon adoption, the Company recognized approximately $600 million of ROU assets and lease liabilities related to leases existing at January 1, 2019. The difference between ROU assets and operating lease liabilities, net of the deferred tax impact, was recognized as a $55 million reduction in the opening balance of retained earnings as a cumulative effect adjustment. See Note 10—Leases for additional information.

Accounting Policy

Leases Anadarko determines if an arrangement is a lease based on rights and obligations conveyed at inception of a contract. At the commencement date, a lease is classified as either operating or finance, and an ROU asset and lease liability is recognized based on the present value of future lease payments over the lease term. As the rate implicit in Anadarko’s leases generally is not readily determinable, the Company discounts lease liabilities using the Company’s incremental borrowing rate at the commencement date. Non-lease components associated with leases that begin in 2019 or later are accounted for as part of the lease component, and prepaid lease payments are included in the ROU asset. Options to extend or terminate a lease are included in the lease term when it is reasonably certain that Anadarko will exercise that option. Leases of 12 months or less are not recognized on the Company’s Consolidated Balance Sheets.
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
Generally, a contract in a joint arrangement is evaluated as a lease if Anadarko is the operator. Anadarko recognizes an ROU asset and lease liability for the full amount of each contract determined to be a lease, although a portion of lease payments generally is recovered from partners. Lease payments associated with the drilling of exploratory wells and development wells net of amounts billed to partners initially will be capitalized as a component of oil and gas properties and either depreciated, impaired, or written off as exploration expense in future periods.

13 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

2. Revenue from Contracts with Customers

Disaggregation of Revenue from Contracts with Customers The following table disaggregates revenue by significant product type and segment:

millions	Exploration & Production	WES Midstream	Other and Intersegment Eliminations	Total
Three Months Ended June 30, 2019
Oil sales	$2,470	$—	$—	$2,470
Natural-gas sales	205	—	—	205
Natural-gas liquids sales	216	—	—	216
Gathering, processing, and marketing sales (1)	1	685	(82)	604
Other, net	12	—	21	33
Total Revenue from Customers	$2,904	$685	$(61)	$3,528
Gathering, processing, and marketing sales (2)	—	—	(139)	(139)
Gains (losses) on divestitures, net	6	—	—	6
Other, net	(16)	70	(7)	47
Total Revenue from Other than Customers	$(10)	$70	$(146)	$(86)
Total Revenue and Other	$2,894	$755	$(207)	$3,442

Three Months Ended June 30, 2018
Oil sales	$2,265	$—	$—	$2,265
Natural-gas sales	203	—	—	203
Natural-gas liquids sales	318	—	—	318
Gathering, processing, and marketing sales (1)	—	519	84	603
Other, net	4	—	21	25
Total Revenue from Customers	$2,790	$519	$105	$3,414
Gathering, processing, and marketing sales (2)	—	(1)	(220)	(221)
Gains (losses) on divestitures, net	52	1	(1)	52
Other, net	(1)	39	8	46
Total Revenue from Other than Customers	$51	$39	$(213)	$(123)
Total Revenue and Other	$2,841	$558	$(108)	$3,291

(1)
The amount in Other and Intersegment Eliminations primarily represents sales of third-party natural gas and NGLs of $176 million and intersegment eliminations of $(233) million for the three months ended June 30, 2019, and sales of third-party natural gas and NGLs of $261 million and intersegment eliminations of $(174) million for the three months ended June 30, 2018.

(2)
The amount in Other and Intersegment Eliminations represents purchases of third-party natural gas and NGLs. Although these purchases are reported net in gathering, processing, and marketing sales in the Company’s Consolidated Statements of Income, they are shown separately on this table as the purchases are not considered revenue from customers.

APC 2019 FORM 10-Q | 14

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

2. Revenue from Contracts with Customers (Continued)

millions	Exploration & Production	WES Midstream	Other and Intersegment Eliminations	Total
Six Months Ended June 30, 2019
Oil sales	$4,566	$—	$—	$4,566
Natural-gas sales	525	—	—	525
Natural-gas liquids sales	456	—	—	456
Gathering, processing, and marketing sales (1)	2	1,357	(107)	1,252
Other, net	21	—	46	67
Total Revenue from Customers	$5,570	$1,357	$(61)	$6,866
Gathering, processing, and marketing sales (2)	—	—	(317)	(317)
Gains (losses) on divestitures, net	6	—	(5)	1
Other, net	(17)	132	(5)	110
Total Revenue from Other than Customers	$(11)	$132	$(327)	$(206)
Total Revenue and Other	$5,559	$1,489	$(388)	$6,660

Six Months Ended June 30, 2018
Oil sales	$4,392	$—	$—	$4,392
Natural-gas sales	450	—	—	450
Natural-gas liquids sales	610	—	—	610
Gathering, processing, and marketing sales (1)	—	1,021	130	1,151
Other, net	7	—	40	47
Total Revenue from Customers	$5,459	$1,021	$170	$6,650
Gathering, processing, and marketing sales (2)	—	(2)	(407)	(409)
Gains (losses) on divestitures, net	19	1	8	28
Other, net	(13)	80	—	67
Total Revenue from Other than Customers	$6	$79	$(399)	$(314)
Total Revenue and Other	$5,465	$1,100	$(229)	$6,336

(1)
The amount in Other and Intersegment Eliminations primarily represents sales of third-party natural gas and NGLs of $381 million and intersegment eliminations of $(456) million for the six months ended June 30, 2019, and sales of third-party natural gas and NGLs of $485 million and intersegment eliminations of $(337) million for the six months ended June 30, 2018.

(2)
The amount in Other and Intersegment Eliminations represents purchases of third-party natural gas and NGLs. Although these purchases are reported net in gathering, processing, and marketing sales in the Company’s Consolidated Statements of Income, they are shown separately on this table as the purchases are not considered revenue from customers.

15 | APC 2019 FORM 10-Q

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

millions
Balance at December 31, 2018	$150
Increase due to cash received, excluding revenues recognized in the period (1)	20
Decrease due to revenue recognized (2)	(23)
Balance at June 30, 2019	$147

Contract liabilities at June 30, 2019
Other current liabilities	$19
Other long-term liabilities - other	128
Total contract liabilities from contracts with customers	$147

(1)	Includes $(26) million for the three months ended June 30, 2019.

(2)	Includes $7 million for the three months ended June 30, 2019.

Transaction Price Allocated to Remaining Performance Obligations Revenue expected to be recognized from certain performance obligations that are unsatisfied as of June 30, 2019, is reflected in the table below. The Company applies the optional exemptions in Topic 606 and does not disclose consideration for remaining performance obligations with an original expected duration of one year or less or for variable consideration related to unsatisfied performance obligations. Therefore, the following table represents only a small portion of Anadarko’s expected future consolidated revenues as future revenue from the sale of most products and services is dependent on future production or variable customer volume and variable commodity prices for that volume.

millions	Exploration & Production	WES Midstream	Other and Intersegment Eliminations	Total
Remainder of 2019	$52	$380	$(250)	$182
2020	103	873	(620)	356
2021	103	912	(681)	334
2022	7	963	(739)	231
2023	7	918	(729)	196
Thereafter	60	4,341	(3,830)	571
Total	$332	$8,387	$(6,849)	$1,870

APC 2019 FORM 10-Q | 16

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

3. Commodity Inventories

The following summarizes the major classes of commodity inventories included in other current assets:

millions	June 30, 2019	December 31, 2018
Oil	$159	$139
Natural gas	7	18
NGLs	58	78
Total commodity inventories	$224	$235

4. Divestitures

The following summarizes the proceeds received and gains (losses) recognized on divestitures:

	Six Months Ended
	June 30,
millions	2019	2018
Proceeds received, net of closing adjustments	$31	$384
Gains (losses) on divestitures, net	1	28

2018 During the six months ended June 30, 2018, the Company divested of the following U.S. onshore and Gulf of Mexico assets:

–
Alaska nonoperated assets, included primarily in the Exploration and Production reporting segment, for net proceeds of $383 million and net losses of $37 million in 2018 and $154 million in the fourth quarter of 2017.

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

Impairments of Unproved Properties Impairments of unproved properties are included in exploration expense in the Company’s Consolidated Statements of Income. The Company recognized impairments of unproved Gulf of Mexico properties of $35 million during the six months ended June 30, 2019, and $94 million during the six months ended June 30, 2018, primarily related to blocks where the Company determined it would no longer pursue activities.

It is reasonably possible that significant declines in commodity prices, further changes to the Company’s drilling plans in response to lower prices, reduction of proved and probable reserve estimates, or increases in drilling or operating costs could result in additional impairments.

17 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

6. Suspended Exploratory Well Costs

The Company’s suspended exploratory well costs were $413 million at June 30, 2019, and $444 million at December 31, 2018. For exploratory wells, drilling costs are capitalized, or “suspended,” on the balance sheet when the well has found a sufficient quantity of reserves to justify its completion as a producing well and sufficient progress is being made in assessing the reserves and the economic and operating viability of the project. If additional information becomes available that raises substantial doubt as to the economic or operational viability of any of these projects, the associated costs will be expensed at that time. During the six months ended June 30, 2019, there was no exploration expense recorded for suspended exploratory well costs previously capitalized for greater than one year at December 31, 2018.

7. Current Liabilities

Accounts Payable Accounts payable, trade included liabilities of $206 million at June 30, 2019, and $180 million at December 31, 2018, representing the amount by which checks issued but not presented to the Company’s banks for collection exceeded balances in applicable bank accounts. Changes in these liabilities are classified as cash flows from financing activities.

Other Current Liabilities The following summarizes the Company’s other current liabilities:

millions	June 30, 2019	December 31, 2018
Accrued income taxes	$135	$167
Interest payable	252	267
Production, property, and other taxes payable	334	309
Accrued employee benefits	229	319
Derivatives	175	89
Operating lease liabilities	249	—
Other	188	144
Total other current liabilities	$1,562	$1,295

APC 2019 FORM 10-Q | 18

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

Oil and Natural-Gas Production/Processing Derivative Activities  The oil prices listed below are a combination of NYMEX WTI and Intercontinental Exchange, Inc. (ICE) Brent Blend prices. The Company had no natural-gas production/processing derivatives at June 30, 2019. The following is a summary of the Company’s oil derivative instruments at June 30, 2019:

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

19 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

8. Derivative Instruments (Continued)

Anadarko Interest-Rate Derivatives (Excluding WES)  Anadarko has outstanding interest-rate swap contracts to manage interest-rate risk associated with anticipated debt issuances. The Company has locked in a fixed interest rate in exchange for a floating interest rate indexed to the three-month LIBOR.
At June 30, 2019, the Company had outstanding interest-rate swaps with a notional amount of $1.6 billion due prior to or in September 2023 that manage interest-rate risk associated with potential future debt issuances. Depending on market conditions, liability-management actions, or other factors, the Company may enter into offsetting interest-rate swap positions or settle or amend certain or all of the currently outstanding interest-rate swaps. The Company had the following outstanding interest-rate swaps at June 30, 2019:

millions except percentages		Mandatory	Weighted-Average
Notional Principal Amount	Reference Period	Termination Date	Interest Rate
$550	September 2016 - 2046	September 2020	6.418%
$250	September 2016 - 2046	September 2022	6.809%
$100	September 2017 - 2047	September 2020	6.891%
$250	September 2017 - 2047	September 2021	6.570%
$450	September 2017 - 2047	September 2023	6.445%

Derivative settlements and collateralization are classified as cash flows from operating activities unless the derivatives contain an other-than-insignificant financing element, in which case the settlements and collateralization are classified as cash flows from financing activities. As a result of prior extensions of reference-period start dates without settlement of the related interest-rate derivative obligations, the interest-rate derivatives in Anadarko’s portfolio contain an other-than-insignificant financing element, and therefore, any settlements, collateralization, or cash payments for amendments related to these extended interest-rate derivatives are classified as cash flows from financing activities. Net cash payments related to settlements and amendments of interest-rate swap agreements were $30 million during the six months ended June 30, 2019, and $48 million during the six months ended June 30, 2018.

WES Interest-Rate Derivatives WES entered into interest-rate swap agreements with an aggregate notional amount of $750 million in December 2018 and $375 million in March 2019 to manage interest-rate risk associated with anticipated 2019 debt issuances. WES exchanged a floating interest rate indexed to the three-month LIBOR for a fixed interest rate. Depending on market conditions, liability management actions, or other factors, WES may settle or amend certain or all of the currently outstanding interest-rate swaps. The following interest-rate swaps were outstanding at June 30, 2019:

millions except percentages		Mandatory	Weighted-Average
Notional Principal Amount	Reference Period	Termination Date	Interest Rate
$375	December 2019 - 2024	December 2019	2.662%
$375	December 2019 - 2029	December 2019	2.802%
$375	December 2019 - 2049	December 2019	2.885%

APC 2019 FORM 10-Q | 20

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

8. Derivative Instruments (Continued)

Effect of Derivative Instruments—Balance Sheet  The following summarizes the fair value of the Company’s derivative instruments:

	Gross Derivative Assets		Gross Derivative Liabilities
millions	June 30,	December 31,	June 30,	December 31,
Balance Sheet Classification	2019	2018	2019	2018
Commodity derivatives - Anadarko
Other current assets	$37	$300	$(14)	$(126)
Other current liabilities	—	1	(1)	(6)
	37	301	(15)	(132)
Interest-rate derivatives - Anadarko (1)
Other current assets	15	22	—	—
Other assets	16	34	—	—
Other current liabilities	—	—	(86)	(82)
Other liabilities	—	—	(1,426)	(1,156)
	31	56	(1,512)	(1,238)
Interest-rate derivatives - WES
Other current liabilities	—	—	(103)	(8)
Total derivatives	$68	$357	$(1,630)	$(1,378)

(1)	Excludes amounts related to WES interest-rate swap agreements.

Effect of Derivative Instruments—Statement of Income  The following summarizes gains and losses related to derivative instruments:

	Three Months Ended		Six Months Ended
millions	June 30,		June 30,
Classification of (Gain) Loss Recognized	2019	2018	2019	2018
Commodity derivatives - Anadarko
Gathering, processing, and marketing sales	$—	$1	$2	$2
(Gains) losses on derivatives, net	(5)	468	144	630
Interest-rate derivatives - Anadarko (1)
(Gains) losses on derivatives, net	200	(32)	328	(159)
Interest-rate derivatives - WES
(Gains) losses on derivatives, net	59	—	95	—
Total (gains) losses on derivatives, net	$254	$437	$569	$473

(1)	Excludes amounts related to WES interest-rate swap agreements.

21 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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
The Company’s derivative instruments are subject to individually negotiated credit provisions that may require collateral of cash or letters of credit depending on the derivative’s portfolio valuation versus negotiated credit thresholds. These credit thresholds generally require full or partial collateralization of the Company’s obligations depending on certain credit-risk-related provisions, such as the Company’s credit rating from S&P and Moody’s. As of June 30, 2019, the Company’s long-term debt was rated investment grade (BBB) by both S&P and Fitch and below investment grade (Ba1) by Moody’s. In January 2019, Moody’s changed its outlook with respect to its rating from stable to positive. The Company may be required to post additional collateral with respect to its derivative instruments if its credit ratings decline below current levels or if the liability associated with any such derivative instrument increases above the credit threshold. The aggregate fair value of derivative instruments with credit-risk-related contingent features for which a net liability position existed was $1.4 billion (net of $264 million of collateral) at June 30, 2019, and $1.1 billion (net of $66 million of collateral) at December 31, 2018.

APC 2019 FORM 10-Q | 22

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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
The following summarizes the fair value of the Company’s derivative assets and liabilities by input level within the fair-value hierarchy:

millions	Level 1	Level 2	Level 3	Netting (1)	Collateral	Total
June 30, 2019
Assets
Anadarko (2)
Commodity derivatives	$—	$37	$—	$(14)	$—	$23
Interest-rate derivatives	—	31	—	—	—	31
Total derivative assets	$—	$68	$—	$(14)	$—	$54
Liabilities
Anadarko (2)
Commodity derivatives	$—	$(15)	$—	$14	$—	$(1)
Interest-rate derivatives	—	(1,512)	—	—	264	(1,248)
WES
Interest-rate derivatives	—	(103)	—	—	—	(103)
Total derivative liabilities	$—	$(1,630)	$—	$14	$264	$(1,352)

December 31, 2018
Assets
Anadarko (2)
Commodity derivatives	$1	$300	$—	$(127)	$—	$174
Interest-rate derivatives	—	56	—	—	—	56
Total derivative assets	$1	$356	$—	$(127)	$—	$230
Liabilities
Anadarko (2)
Commodity derivatives	$(2)	$(130)	$—	$127	$2	$(3)
Interest-rate derivatives	—	(1,238)	—	—	66	(1,172)
WES
Interest-rate derivatives	—	(8)	—	—	—	(8)
Total derivative liabilities	$(2)	$(1,376)	$—	$127	$68	$(1,183)

(1)	Represents the impact of netting commodity derivative assets and liabilities with counterparties where the Company has the contractual right and intends to net settle.

(2)	Excludes amounts related to WES interest-rate swap agreements.

23 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

9. Debt

Debt Activity  The following summarizes the Company’s borrowing activity, after eliminating the effect of intercompany transactions, during the six months ended June 30, 2019:

	Carrying Value
millions	Anadarko (1)	WES	Anadarko Consolidated	Description
Balance at December 31, 2018	$11,354	$4,815	$16,169
Borrowings
	—	2,000	2,000	WES Term Loan Facility
	—	700	700	WES RCF
Repayments
	(600)	—	(600)	8.700 % Senior Notes due 2019
	(300)	—	(300)	6.950 % Senior Notes due 2019
	—	(28)	(28)	WGP RCF
Other, net	25	2	27	Amortization of discounts, premiums, and debt issuance costs
Balance at June 30, 2019	$10,479	$7,489	$17,968

(1)	Excludes WES.

Debt  The following summarizes the Company’s outstanding debt, including finance lease liabilities, after eliminating the effect of intercompany transactions:

millions	Anadarko (1)	WES	Anadarko Consolidated
June 30, 2019
Total borrowings at face value	$11,893	$7,540	$19,433
Net unamortized discounts, premiums, and debt issuance costs (2)	(1,414)	(51)	(1,465)
Total borrowings (3)	10,479	7,489	17,968
Finance lease liabilities	261	—	261
Less short-term debt	31	—	31
Total long-term debt	$10,709	$7,489	$18,198

December 31, 2018
Total borrowings at face value	$12,793	$4,868	$17,661
Net unamortized discounts, premiums, and debt issuance costs (2)	(1,439)	(53)	(1,492)
Total borrowings (3)	11,354	4,815	16,169
Finance lease liabilities	248	—	248
Less short-term debt	919	28	947
Total long-term debt	$10,683	$4,787	$15,470

(1)	Excludes WES.

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

9. Debt (Continued)

Fair Value  The Company uses a market approach to determine the fair value of its fixed-rate debt using observable market data, which results in a Level 2 fair-value measurement. The carrying amount of floating-rate debt approximates fair value as the interest rates are variable and reflective of market rates. The estimated fair value of the Company’s total borrowings was $20.2 billion at June 30, 2019, and $16.8 billion at December 31, 2018.

Anadarko Debt (Excluding WES)  In January 2019, the $2.0 billion 364-day senior unsecured RCF (364-Day Facility) expired. At June 30, 2019, the Company had a $3.0 billion senior unsecured RCF maturing in January 2023 (APC RCF). At June 30, 2019, Anadarko had no outstanding borrowings under the APC RCF and was in compliance with all covenants.
In March 2019, Anadarko repaid $600 million of 8.700% Senior Notes at maturity and redeemed its $300 million of 6.950% Senior Notes due June 2019.
Anadarko’s Zero Coupons can be put to the Company in October of each year, in whole or in part, for the then-accreted value of the outstanding Zero Coupons, which, if put in whole, would be $942 million at the next put date in October 2019. Anadarko’s Zero Coupons were classified as long-term debt on the Company’s Consolidated Balance Sheet at June 30, 2019, as the Company has the ability and intent to refinance these obligations using long-term debt, should a put be exercised.
The Company also has notes payable related to its ownership of certain noncontrolling mandatorily redeemable interests that are not included in the Company’s reported debt balance and do not affect consolidated interest expense. See Note 9—Equity-Method Investments in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

WES and WGP Debt  Effective on February 15, 2019, WES amended the maturity date of its senior unsecured RCF from February 2023 to February 2024, and upon completion of the WES Merger, expanded the borrowing capacity from $1.5 billion to $2.0 billion (WES RCF). During the six months ended June 30, 2019, WES borrowed $700 million under its RCF, which was used for general partnership purposes, including to fund capital expenditures. At June 30, 2019, WES had outstanding borrowings under its RCF of $920 million at an interest rate of 3.71%, outstanding letters of credit of $5 million, available borrowing capacity of $1.1 billion, and was in compliance with all covenants.
In February 2019, WES borrowed $2.0 billion under its senior unsecured credit facility (WES Term Loan Facility) to fund substantially all of the cash portion of the consideration under the WES midstream asset contribution and sale and the payment of related transaction costs. As of June 30, 2019, the WES Term Loan Facility was anticipated to mature on February 27, 2020, the day prior to the one-year anniversary of the completion of the WES Merger. As of June 30, 2019, net cash proceeds received from future asset sales and debt or equity offerings by WES were required to be used to repay amounts outstanding under the WES Term Loan Facility. At June 30, 2019, WES had outstanding borrowings under its WES Term Loan Facility of $2.0 billion at an interest rate of 3.78% and was in compliance with all covenants.
On July 1, 2019, WES entered into an amendment to the WES Term Loan Facility to, among other things, (i) increase the commitments available under the WES Term Loan Facility from $2.0 billion to $3.0 billion, the incremental $1.0 billion of which may be drawn by WES on or before September 30, 2019, (ii) extend the maturity date from February 27, 2020 to December 31, 2020, and (iii) modify the provision requiring that all debt issuance proceeds be used to repay the WES Term Loan Facility to allow for a $1.0 billion carve out of debt offering proceeds.
In March 2019, the $35 million senior secured RCF (WGP RCF) matured following the completion of the WES Merger. During the six months ended June 30, 2019, WES made repayments of $28 million for the WGP RCF.
See Note 1—Summary of Significant Accounting Policies for additional information related to the WES Merger.

25 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

10. Leases

Operating Leases  At June 30, 2019, total lease liabilities related to operating leases were $557 million and primarily related to offshore and onshore drilling rigs and real estate.
The operating lease liabilities included $177 million for offshore drilling vessels and certain contracts for onshore drilling rigs expiring at various dates through 2021. Lease payments commonly vary based on activities being performed by the rig. To the extent that lease payments vary from amounts recognized on the Company’s balance sheet, the amount is included in variable lease cost.
Additionally, the Company has $187 million of operating lease liabilities for real estate, primarily related to the Company’s Denver corporate office lease expiring in 2033, with options to terminate the lease early.

Finance Leases  At June 30, 2019, total lease liabilities related to finance leases were $261 million and primarily related to an FPSO for the Company’s TEN field in Ghana. The initial FPSO lease term ends in 2027 with annual renewal periods for an additional 10 years, annual purchase options that decrease over time, and no residual value guarantees.

The following table summarizes information related to the Company’s leases at June 30, 2019:

millions except lease term and discount rate	Operating Leases	Finance Leases
Assets
Other assets	$539	$—
Net properties and equipment	—	193
Total lease assets (1)	$539	$193

Liabilities
Current liabilities
Other current liabilities	$249	$—
Short-term debt - Anadarko	—	31
Long-term liabilities
Other	308	—
Long-term debt - Anadarko	—	230
Total lease liabilities (1)	$557	$261

Weighted-average remaining lease term (years)	5	16
Weighted-average discount rate (2)	4.3%	15.1%

(1)	Includes additions to ROU assets and lease liabilities of $126 million related to operating leases and $22 million related to finance leases for the six months ended June 30, 2019.

(2)
The FPSO finance lease commenced prior to the adoption of ASU 2016-02, Leases (Topic 842). In accordance with previous accounting guidance, the implied rate is based on the fair value of the underlying asset.

APC 2019 FORM 10-Q | 26

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

10. Leases (Continued)

The following table summarizes the Company’s lease cost before amounts recovered from partners:

	Three Months Ended	Six Months Ended
millions	June 30, 2019	June 30, 2019
Operating lease cost	$70	$148
Short-term lease cost	42	61
Variable lease cost	37	76
Finance lease cost
Amortization of ROU assets	10	20
Interest on lease liabilities	9	18
Total lease cost	$168	$323

The following table summarizes cash paid for amounts included in the measurement of lease liabilities:

	Six Months Ended
	June 30, 2019
millions	Operating Leases	Finance Leases
Operating cash flows	$133	$18
Investing cash flows	37	—
Financing cash flows	—	9

The following table reconciles the undiscounted cash flows to the operating and finance lease liabilities recorded on the Company’s Consolidated Balance Sheet at June 30, 2019:

millions	Operating Leases (1)	Finance Leases
Remainder of 2019	$134	$35
2020	191	62
2021	70	52
2022	49	48
2023	35	44
Thereafter	155	322
Total lease payments	$634	$563
Less portion representing imputed interest	77	302
Total lease liabilities	$557	$261

(1)	For leases commencing prior to 2019, lease payments exclude payments to lessors for drilling rig services and real estate services, taxes, and common area maintenance.

27 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

10. Leases (Continued)

The following table summarizes future minimum lease payments related to the Company’s operating and finance leases as of December 31, 2018:

millions	Operating Leases	Finance Leases
2019	$264	$58
2020	139	50
2021	57	48
2022	35	45
2023	24	43
Thereafter	135	323
Total lease payments	$654	$567
Less portion representing imputed interest	*	319
Total lease liabilities	*	$248

*
Prior to the adoption of ASU 2016-02, Leases (Topic 842) on January 1, 2019, operating lease liabilities were not recognized on the Company’s Consolidated Balance Sheets. Refer to Note 1—Summary of Significant Accounting Policies for additional information.

APC 2019 FORM 10-Q | 28

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

11. Income Taxes

The following summarizes income tax expense (benefit) and effective tax rates:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
millions except percentages	2019	2018	2019	2018
Current income tax expense (benefit)	$269	$147	$437	$237
Deferred income tax expense (benefit)	(60)	(22)	(62)	14
Total income tax expense (benefit)	$209	$125	$375	$251
Income (loss) before income taxes	(736)	142	(474)	442
Effective tax rate	(28)%	88%	(79)%	57%

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
The variance from the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2019, was primarily attributable to the following items:

–	tax impact from foreign operations

–	non-deductible Algerian exceptional profits tax for Algerian income tax purposes

–	income attributable to noncontrolling interests

–	non-deductible Chevron Merger Termination Fee
The variance from the U.S. federal statutory rate of 21% for the three and six months ended June 30, 2018, was primarily attributable to the following items:

–	tax impact from foreign operations

–	non-deductible Algerian exceptional profits tax for Algerian income tax purposes

The Company recognized a tax benefit of $346 million as of June 30, 2019 and December 31, 2018, related to the deduction of its 2015 settlement payment for the Tronox Adversary Proceeding. This benefit is net of uncertain tax positions of $1.2 billion as of June 30, 2019 and December 31, 2018, due to uncertainty related to the deductibility of the settlement payment. Due to the deduction of the settlement payment on the Company’s 2015 tax return, the Company had a net operating loss carryback, which resulted in a tentative tax refund of $881 million in 2016. The IRS has audited this position and, in April 2018, issued a final notice of proposed adjustment denying the deductibility of the settlement payment. In September 2018, the Company received a statutory notice of deficiency from the IRS disallowing the net operating loss carryback and rejecting the Company’s refund claim. As a result, the Company filed a petition with the U.S. Tax Court to dispute the disallowances in November 2018 and, pursuant to standard U.S. Tax Court procedures, the Company is not required to repay the $881 million refund to dispute the IRS’s position. Accordingly, the Company has not revised its estimate of the benefit that will ultimately be realized. After the case is tried and briefed in the Tax Court, the court will issue an opinion and then enter a decision. If the Company does not prevail on the issue, the earliest date the Company might be required to repay the refund received, plus interest, would be 91 days after entry of the decision. At such time, the Company would reverse the portion of the $346 million net benefit previously recognized in its consolidated financial statements to the extent necessary to reflect the result of the Tax Court decision. It is reasonably possible the amount of uncertain tax position and/or tax benefit could materially change as the Company asserts its position in the Tax Court proceedings. Although management cannot predict the timing of a final resolution of the Tax Court proceedings, the Company does not currently anticipate a decision to be entered before 2022.

29 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

12. Commitments

Anadarko has various long-term contractual commitments pertaining to oil and natural-gas activities, such as work-related commitments for drilling wells, obtaining and processing seismic data, and fulfilling rig commitments. Anadarko also enters into various processing, transportation, storage, and purchase agreements to access markets and provide flexibility to sell its oil, natural gas, and NGLs in certain areas.
On June 18, 2019, the Company and the co-venturers in Mozambique’s Offshore Area 1 announced FID on the Anadarko-led Area 1 Mozambique LNG project. This official declaration of FID confirms the Golfinho Atum Plan of Development is now effective with notice provided to the Government of Mozambique that all conditions precedent have been satisfied, and the project can now advance to the construction phase. Subsequent to FID, Anadarko began entering into various long-term contractual commitments pertaining primarily to offshore engineering, procurement, construction, and installation activities in Mozambique. These commitments as of June 30, 2019, have been included in the table below.
The Company’s various long-term contractual obligations expire at various dates through 2034. The following summarizes the gross aggregate future payments under these contracts at June 30, 2019:

millions
2019	$1,028
2020	1,627
2021	1,419
2022	1,306
2023	714
Thereafter	1,467
Total (1)(2)	$7,561

(1)	Excludes purchase commitments for jointly owned fields and facilities for which the Company is not the operator.

(2)	Includes gross commitments related to the Mozambique development activities of $2.0 billion ($507 million net to Anadarko).

On July 26, 2019, Anadarko issued a Notice-to-Proceed to the onshore engineering, procurement, and construction contractor for the Mozambique LNG project, resulting in additional obligations with gross aggregate future payments of approximately $8.0 billion, of which $2.1 billion is net to Anadarko.

13. Contingencies
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

	Pension Benefits		Other Benefits
millions	2019	2018	2019	2018
Three Months Ended June 30
Service cost	$22	$22	$—	$1
Interest cost	20	19	3	2
Expected (return) loss on plan assets	(20)	(20)	—	—
Amortization of net actuarial loss (gain)	3	6	—	—
Amortization of net prior service cost (credit)	—	—	—	(6)
Settlement expense	13	—	—	—
Termination benefits expense	2	—	—	—
Net periodic benefit cost (1)	$40	$27	$3	$(3)

Six Months Ended June 30
Service cost	$44	$45	$—	$1
Interest cost	40	38	6	5
Expected (return) loss on plan assets	(41)	(41)	—	—
Amortization of net actuarial loss (gain)	7	13	—	—
Amortization of net prior service cost (credit)	—	—	(1)	(12)
Settlement expense	17	—	—	—
Termination benefits expense	2	—	—	—
Net periodic benefit cost (1)	$69	$55	$5	$(6)

(1)
The service cost component of net periodic benefit cost is included in G&A; oil and gas operating expense; gathering, processing, and marketing expense; and exploration expense, and all other components of net periodic benefit cost are included in other (income) expense on the Company’s Consolidated Statements of Income.

The Company contributed $91 million to funded pension plans and $25 million to unfunded pension plans during the six months ended June 30, 2019.

31 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

15. Stockholders’ Equity

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
The following provides a reconciliation between basic and diluted EPS attributable to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
millions except per-share amounts	2019	2018	2019	2018
Net income (loss)
Net income (loss) attributable to common stockholders	$(1,025)	$29	$(1,040)	$150
Income (loss) effect of TEUs	—	(1)	—	(4)
Less distributions on participating securities	1	1	3	2
Basic	$(1,026)	$27	$(1,043)	$144
Income (loss) effect of TEUs	—	—	—	(1)
Diluted	$(1,026)	$27	$(1,043)	$143
Shares
Average number of common shares outstanding—basic	491	504	491	511
Dilutive effect of stock options	—	1	—	1
Average number of common shares outstanding—diluted	491	505	491	512
Excluded due to anti-dilutive effect	12	9	12	9
Net income (loss) per common share
Basic	$(2.09)	$0.05	$(2.13)	$0.28
Diluted	$(2.09)	$0.05	$(2.13)	$0.28
Dividends per common share	$0.30	$0.25	$0.60	$0.50

Common Stock  The Share-Repurchase Program authorizes the repurchase of the Company’s common stock in the open market or through private transactions. During 2018, the Share-Repurchase Program was expanded to $5.0 billion and extended through mid-year 2020. As of December 31, 2018, the Company had completed $3.75 billion of the Share-Repurchase Program through ASR Agreements and open-market repurchases. These transactions were accounted for as equity transactions, with all of the repurchased shares classified as treasury stock. Additionally, the receipt of these shares reduced the average number of shares of common stock outstanding used to compute both basic and diluted EPS. There were no additional repurchases of common stock under the Share-Repurchase Program for the six months ended June 30, 2019. No additional share repurchases under the Share-Repurchase Program are anticipated pursuant to the terms of the Occidental Merger Agreement. See Note 1—Summary of Significant Accounting Policies for additional information on the Occidental Merger Agreement.

Dividends  Dividends declared are recorded as a reduction of retained earnings, to the extent that retained earnings were available at the beginning of the reporting period, with any excess recorded as a reduction of paid-in capital.

APC 2019 FORM 10-Q | 32

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

16. Noncontrolling Interests

WES is a limited partnership formed by Anadarko in September 2012 and owns a 98% limited partner interest in WES Operating, a Delaware limited partnership formed by Anadarko in 2007 to acquire, own, develop and operate midstream assets, and all of the outstanding equity interests of WES Operating’s general partner, which holds the entire non-economic general partner interest in WES Operating.
WES Operating Class C units issued to Anadarko converted into WES Operating common units in a unit-for-unit, tax-free exchange immediately prior to the closing of the WES Merger on February 28, 2019. Prior to the closing of the WES Merger, the Class C units received quarterly distributions in the form of additional Class C units. WES distributed 309 thousand Class C units to Anadarko during the six months ended June 30, 2019, and 1.1 million Class C units to Anadarko during 2018. See Note 1—Summary of Significant Accounting Policies for additional information on the WES Merger.
At June 30, 2019, Anadarko’s ownership interest in WES consisted of a 55.5% limited partner interest and the entire non-economic general partner interest. The remaining 44.5% limited partner interest in WES was owned by the public.
At June 30, 2019, Anadarko’s ownership interest in WES Operating consisted of a 2% limited partner interest.

33 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

17. Variable Interest Entities

Consolidated VIEs The Company determined that the partners in WES with equity at risk lack the power, through voting rights or similar rights, to direct the activities that most significantly impact WES’s economic performance; therefore, WES is considered a VIE. Anadarko, through its ownership of the general partner interest in WES, has the power to direct the activities that most significantly affect economic performance and the obligation to absorb losses or the right to receive benefits that could be potentially significant to WES; therefore, Anadarko is considered the primary beneficiary and consolidates WES and all of its consolidated subsidiaries. For additional information on WES, see Note 16—Noncontrolling Interests.

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
All outstanding debt for WES at June 30, 2019, and December 31, 2018, including any borrowings under the WES RCF and WES Term Loan Facility, is recourse to WES Operating’s general partner, which in turn has been indemnified in certain circumstances by certain wholly owned subsidiaries of the Company for such liabilities. See Note 9—Debt for additional information on WES short-term and long-term debt balances.

VIE Financing WES’s sources of liquidity include cash and cash equivalents, cash flows generated from operations, interest income from a note receivable from Anadarko as discussed below, borrowings under the WES RCF, the issuance of additional partnership units, and debt offerings. See Note 9—Debt and Note 16—Noncontrolling Interests for additional information on WES financing activity.

VIE Distributions The following table presents WES distributions:

	Six Months Ended
	June 30,
millions	2019	2018
WES distributions to Anadarko (1)	$264	$203
WES distributions to third parties	255	238

(1)	WES distributions to Anadarko are eliminated upon consolidation.

Financial Support Provided to VIEs Concurrent with the closing of its May 2008 IPO, WES Operating loaned the Company $260 million in exchange for a 30-year note bearing interest at a fixed annual rate of 6.50%, payable quarterly. The related interest income for WES Operating was $8 million for the six months ended June 30, 2019 and 2018. The note receivable and related interest income are eliminated in consolidation.
To reduce WES’s exposure to a majority of the commodity-price risk inherent in certain of its contracts, Anadarko had commodity price swap agreements in place with WES Operating that expired without renewal on December 31, 2018, with final settlement in the first quarter of 2019. WES recorded a capital contribution from Anadarko in its Consolidated Statement of Equity and Partners’ Capital for an amount equal to (i) the amount by which the swap price for product sales exceeds the applicable market price, minus (ii) the amount by which the swap price for product purchases exceeds the market price. WES recorded a capital contribution from Anadarko of $7 million for the six months ended June 30, 2019, and $28 million for the six months ended June 30, 2018.

APC 2019 FORM 10-Q | 34

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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
The following summarizes cash paid (received) for interest and income taxes, as well as non-cash investing and financing activities:

	Six Months Ended
	June 30,
millions	2019	2018
Cash paid (received)
Interest, net of amounts capitalized	$536	$471
Income taxes, net of refunds	29	53
Non-cash investing activities
Fair value of properties and equipment acquired	$1	$7
Asset retirement cost additions	117	162
Accruals of property, plant, and equipment	748	1,036
Net liabilities assumed (divested) in acquisitions and divestitures	—	(97)
Non-cash investing and financing activities
Finance leases	$22	$—
Non-cash financing activities
Settlement of tangible equity units	$—	$300

The following table provides a reconciliation of Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents as reported in the Consolidated Statement of Cash Flows to the line items within the Consolidated Balance Sheets:

millions	June 30, 2019	December 31, 2018
Cash and cash equivalents	$1,394	$1,295
Restricted cash and restricted cash equivalents included in Other Assets	137	134
Cash, Cash Equivalents, Restricted Cash, and Restricted Cash Equivalents	$1,531	$1,429

Included in cash and cash equivalents is restricted cash and restricted cash equivalents of $118 million at June 30, 2019, and $139 million at December 31, 2018. Total restricted cash and restricted cash equivalents are primarily associated with certain international joint venture operations, payments of future hard-minerals royalty revenues conveyed, like-kind exchanges of property, and a judicially-controlled account related to a Brazilian tax dispute. See Note 18—Contingencies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

35 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

19. Segment Information

Anadarko’s business segments are separately managed due to distinct operational differences. On February 28, 2019, Anadarko completed the previously announced contribution and sale of substantially all of its remaining midstream assets to WES. Due to this contribution and sale, the Company no longer reports an Other Midstream segment and now has two reporting segments: Exploration and Production and WES Midstream, which include their respective marketing results. Prior period amounts have been reclassified to conform to the current-period presentation.
The Exploration and Production reporting segment is engaged in the exploration, development, production, and sale of oil, natural gas, and NGLs and is advancing its Mozambique LNG project to the construction phase after announcing FID on June 18, 2019. The WES Midstream reporting segment is engaged in gathering, compressing, treating, processing, and transporting of natural gas; gathering, stabilizing, and transporting of oil and NGLs; and gathering and disposing of produced water.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
millions	2019	2018	2019	2018
Income (loss) before income taxes	$(736)	$142	$(474)	$442
Interest expense	249	237	502	465
DD&A	1,161	1,003	2,242	1,993
Exploration expense	90	94	139	262
(Gains) losses on divestitures, net	(6)	(52)	(1)	(28)
Impairments	—	128	—	147
Total (gains) losses on derivatives, net, less net cash from settlement of commodity derivatives	255	267	571	240
Reorganization-related charges	15	—	33	—
Merger transaction costs	1,042	—	1,042	—
Less net income (loss) attributable to noncontrolling interests	80	(12)	191	41
Consolidated Adjusted EBITDAX	$1,990	$1,831	$3,863	$3,480

APC 2019 FORM 10-Q | 36

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

millions	Exploration & Production	WES Midstream	Other and Intersegment Eliminations	Total
Three Months Ended June 30, 2019
Sales revenues	$2,852	$492	$12	$3,356
Intersegment revenues	40	193	(233)	—
Other	(4)	70	14	80
Total revenues and other (1)	2,888	755	(207)	3,436
Operating costs and expenses (2)	987	381	(4)	1,364
Net cash from settlement of commodity derivatives	—	—	—	—
Other (income) expense, net (3)	—	(59)	62	3
Net income (loss) attributable to noncontrolling interests	—	—	80	80
Total expenses and other	987	322	138	1,447
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	1	1
Adjusted EBITDAX	$1,901	$433	$(344)	$1,990

Three Months Ended June 30, 2018
Sales revenues	$2,772	$358	$38	$3,168
Intersegment revenues	14	160	(174)	—
Other	3	39	29	71
Total revenues and other (1)	2,789	557	(107)	3,239
Operating costs and expenses (2)	900	246	101	1,247
Net cash from settlement of commodity derivatives	—	—	170	170
Other (income) expense, net (3)	—	—	4	4
Net income (loss) attributable to noncontrolling interests	—	—	(12)	(12)
Total expenses and other	900	246	263	1,409
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	1	1
Adjusted EBITDAX	$1,889	$311	$(369)	$1,831

(1)	Total revenues and other excludes gains (losses) on divestitures, net since these gains and losses are excluded from Adjusted EBITDAX.

(2)
Operating costs and expenses excludes exploration expense, DD&A, impairments, reorganization-related charges, and certain other operating expenses since these expenses are excluded from Adjusted EBITDAX.

(3)	Other (income) expense, net excludes reorganization-related charges since these expenses are excluded from Adjusted EBITDAX.

37 | APC 2019 FORM 10-Q

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

19. Segment Information (Continued)

millions	Exploration & Production	WES Midstream	Other and Intersegment Eliminations	Total
Six Months Ended June 30, 2019
Sales revenues	$5,458	$992	$32	$6,482
Intersegment revenues	91	365	(456)	—
Other	4	132	41	177
Total revenues and other (1)	5,553	1,489	(383)	6,659
Operating costs and expenses (2)	1,979	723	(98)	2,604
Net cash from settlement of commodity derivatives	—	—	(6)	(6)
Other (income) expense, net (3)	—	(95)	100	5
Net income (loss) attributable to noncontrolling interests	—	—	191	191
Total expenses and other	1,979	628	187	2,794
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	(2)	(2)
Adjusted EBITDAX	$3,574	$861	$(572)	$3,863

Six Months Ended June 30, 2018
Sales revenues	$5,428	$706	$60	$6,194
Intersegment revenues	24	313	(337)	—
Other	(6)	80	40	114
Total revenues and other (1)	5,446	1,099	(237)	6,308
Operating costs and expenses (2)	1,770	476	318	2,564
Net cash from settlement of commodity derivatives	—	—	238	238
Other (income) expense, net	—	—	(8)	(8)
Net income (loss) attributable to noncontrolling interests	—	—	41	41
Total expenses and other	1,770	476	589	2,835
Total (gains) losses on derivatives, net included in marketing revenue, less net cash from settlement	—	—	7	7
Adjusted EBITDAX	$3,676	$623	$(819)	$3,480

(1)	Total revenues and other excludes gains (losses) on divestitures, net since these gains and losses are excluded from Adjusted EBITDAX.

(2)
Operating costs and expenses excludes exploration expense, DD&A, impairments, reorganization-related charges, and certain other operating expenses since these expenses are excluded from Adjusted EBITDAX.

(3)	Other (income) expense, net excludes reorganization-related charges since these expenses are excluded from Adjusted EBITDAX.

APC 2019 FORM 10-Q | 38

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

19. Segment Information (Continued)

The following summarizes selected financial information for Anadarko’s reporting segments:

millions	Exploration & Production	WES Midstream	Other and Intersegment Eliminations	Total
June 30, 2019
Net properties and equipment	$18,306	$8,794	$1,991	$29,091
Capital expenditures (1)	$1,879	$571	$103	$2,553
Goodwill	$4,343	$446	$—	$4,789

December 31, 2018
Net properties and equipment	$18,276	$8,410	$1,929	$28,615
Capital expenditures (1)	$4,103	$1,912	$170	$6,185
Goodwill	$4,343	$446	$—	$4,789

(1)	WES Midstream includes $49 million at June 30, 2019, and $734 million at December 31, 2018, of capitalized costs incurred by Anadarko prior to the contribution and sale of midstream assets to WES.

39 | APC 2019 FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS INDEX	Table of Contents

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

APC 2019 FORM 10-Q | 40

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
The Company has returned capital directly to its investors through its quarterly cash dividend, its authorized Share-Repurchase Program, and its debt-reduction program. Since the Share-Repurchase Program was announced in 2017, the Company has repurchased 65 million shares of its common stock for $3.75 billion. Additionally, since the announcement of the debt-reduction program in 2018, the Company has completed total repayments of $1.5 billion. No additional share repurchases under the Share-Repurchase Program or debt retirements are anticipated pursuant to the terms of the Occidental Merger Agreement.

Merger On April 11, 2019, the Company entered into the Chevron Merger Agreement. On April 24, 2019, Occidental announced a proposal to acquire Anadarko and further revised its proposal on May 5, 2019. On May 6, 2019, Anadarko announced that its Board had unanimously determined that the Occidental proposal was a “Superior Proposal” as defined in the Chevron Merger Agreement and, on May 9, 2019, provided Chevron a notice terminating the Chevron Merger Agreement. Pursuant to the terms of the Chevron Merger Agreement, the Company paid the Chevron Merger Termination Fee of $1.0 billion. Also on May 9, 2019, the Company entered into the Occidental Merger Agreement, which provides that, among other things, and subject to the terms and conditions of the Occidental Merger Agreement, a wholly owned subsidiary of Occidental will be merged with and into Anadarko, with Anadarko continuing as the surviving corporation and a wholly owned subsidiary of Occidental. Pursuant to the Occidental Merger Agreement, at the effective time of the Occidental Merger and subject to potential further adjustments as specified in the Occidental Merger Agreement, Anadarko stockholders will receive $59.00 in cash and 0.2934 of a share of Occidental common stock for each share of Anadarko common stock, plus cash in lieu of any fractional Occidental shares that otherwise would have been issued. The transaction was approved by the Boards of Directors of both companies. The Occidental Merger is subject to Anadarko stockholder approval and other customary closing conditions. Anadarko is holding a special meeting of its stockholders on August 8, 2019, for holders of record as of July 11, 2019, to vote on the proposal necessary to complete the Occidental Merger. Assuming all closing conditions are satisfied, including obtaining the requisite approval from the Anadarko stockholders, Occidental and Anadarko expect the Occidental Merger to close shortly after the special meeting of Anadarko stockholders.
In addition to the Chevron Merger Termination Fee, Anadarko has incurred merger transaction costs of $42 million as of June 30, 2019.

Mozambique FID On June 18, 2019, the Company and its co-venturers in Mozambique’s Offshore Area 1 announced FID on the Anadarko-led Area 1 Mozambique LNG project. This official declaration of FID confirms the Golfinho/Atum Plan of Development is now effective with notice provided to the Government of Mozambique that all conditions precedent have been satisfied, and the project can now advance to the construction phase. The Mozambique LNG project initially consists of two LNG trains with total nameplate capacity of 12.88 MTPA to support the development of the Golfinho/Atum fields located entirely within Offshore Area 1. Subsequent to FID, the Company began entering into various long-term contractual commitments pertaining to LNG activities in Mozambique. As of June 30, 2019, the gross aggregate future payments under these contracts was approximately $2.0 billion, of which $507 million is net to Anadarko. On July 26, 2019, Anadarko issued a Notice-to-Proceed to the onshore engineering, procurement, and construction contractor for the Mozambique LNG project, resulting in additional obligations with gross aggregate future payments of approximately $8.0 billion, of which $2.1 billion is net to Anadarko. See Note 12—Commitments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

41 | APC 2019 FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS MANAGEMENT OVERVIEW	Table of Contents

Midstream Asset Sale and WES Merger On February 28, 2019, Anadarko completed the previously announced contribution and sale of substantially all of its midstream assets, which consisted mainly of oil infrastructure assets in the DJ basin and oil and water infrastructure assets in the Delaware basin, to WES Operating for $4.0 billion, with $2.0 billion of cash proceeds and $2.0 billion of WES Operating common units. Immediately after the asset contribution and sale, a wholly owned subsidiary of WES merged with and into WES Operating, with WES Operating continuing as the surviving entity and a subsidiary of WES.

Significant Second Quarter 2019 Operating and Financial Activities
Total Company

–
The Company’s oil sales volume averaged 434 MBbls/d in the second quarter of 2019, representing a 19% increase from the second quarter of 2018, primarily due to increased sales volume from the Delaware and DJ basins, Algeria, Ghana, and the Gulf of Mexico.

–	The Company’s overall sales-volume product mix in the second quarter of 2019 is 59% oil and 74% liquids.
U.S. Onshore

–
Total sales volume averaged 484 MBOE/d in the second quarter of 2019, representing a 16% increase from the second quarter of 2018, and oil sales volume averaged 207 MBbls/d in the second quarter of 2019, representing a 23% increase from the second quarter of 2018, primarily due to continued drilling and completion activities and midstream infrastructure additions.

Gulf of Mexico

–
Oil sales volume averaged 130 MBbls/d in the second quarter of 2019, representing a 14% increase from the second quarter of 2018, primarily due to new wells coming online at Holstein, increased well performance at Horn Mountain, and lower downtime at various platforms in 2019 compared to 2018, partially offset by natural production declines.

Ghana

–	In the TEN field, a previously drilled water injection well was completed and brought online, and another water injection well was drilled.

–	In the Jubilee field, drilling operations were concluded on a production well and a previously drilled water injection well was completed and brought online.
Mozambique

–	Anadarko and its Area 1 co-venturers announced FID on the Anadarko-led Area 1 Mozambique LNG project.

–
As of June 30, 2019, Anadarko and its Area 1 co-venturers have successfully secured 11.1 MTPA of long-term LNG sales with key buyers in Asia and Europe, including a 17-year sale and purchase agreement with JERA Co., Inc. and CPC Corporation, Taiwan for 1.6 MTPA announced in May 2019. All of the executed long-term SPAs are now effective, with total contracted volume representing 86% of the plant’s nameplate capacity.

–
The Company issued a Notice-to-Proceed to the offshore engineering, procurement, construction, and installation contractor shortly after FID and issued a Notice-to-Proceed to the onshore engineering, procurement, and construction contractor in July 2019.

–
The Company is working to finalize project finance arrangements and site preparation activities continue as crews progress the construction of the resettlement village, the camp expansion, the airstrip, and the Palma-Afungi Highway.

Financial

–	The Company generated $776 million of cash flow from operations and ended the second quarter of 2019 with $1.4 billion of cash.

–	Pursuant to the terms of the Chevron Merger Agreement, the Company paid the Chevron Merger Termination Fee of $1.0 billion.

APC 2019 FORM 10-Q | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

FINANCIAL RESULTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
millions except per-share amounts	2019	2018	2019	2018
Oil, natural-gas, and NGL sales	$2,891	$2,786	$5,547	$5,452
Gathering, processing, and marketing sales	465	382	935	742
Gains (losses) on divestitures and other, net	86	123	178	142
Revenues and other	$3,442	$3,291	$6,660	$6,336
Costs and expenses (1)	3,657	2,472	6,041	4,966
Other (income) expense	521	677	1,093	928
Income tax expense (benefit)	209	125	375	251
Net income (loss) attributable to common stockholders	$(1,025)	$29	$(1,040)	$150
Net income (loss) per common share attributable to common stockholders—diluted	$(2.09)	$0.05	$(2.13)	$0.28
Average number of common shares outstanding—diluted	491	505	491	512

(1)
Includes the Chevron Merger Termination Fee of $1.0 billion. See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information on the Occidental Merger.

The following discussion pertains to Anadarko’s results of operations, financial condition, and changes in financial condition. Any increases or decreases “for the three months ended June 30, 2019,” refer to the comparison of the three months ended June 30, 2019, to the three months ended June 30, 2018, and any increases or decreases “for the six months ended June 30, 2019,” refer to the comparison of the six months ended June 30, 2019, to the six months ended June 30, 2018. The primary factors that affect the Company’s results of operations include commodity prices for oil, natural gas, and NGLs; sales volume; the cost of finding and developing such reserves; and operating costs.

43 | APC 2019 FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

REVENUES AND SALES VOLUME

E&P Sales Revenues by Product

Oil	Natural Gas	NGLs

The table below illustrates the effects of changes in prices and sales volume. Price changes for the three and six months ended June 30, 2019 were primarily due to lower oil and NGL prices in 2019. Sales volume changes for the three and six months ended June 30, 2019 primarily included increases associated with continued drilling and completion activities in the Delaware and DJ basins.

Total E&P Sales Revenues

APC 2019 FORM 10-Q | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

The following provides Anadarko’s sales volume for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Barrels of Oil Equivalent (MMBOE)
United States	59	50	115	100
International	9	8	17	16
Total barrels of oil equivalent	68	58	132	116

Barrels of Oil Equivalent per Day (MBOE/d)
United States	642	552	636	553
International	102	85	93	87
Total barrels of oil equivalent per day	744	637	729	640

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

45 | APC 2019 FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Oil Sales Revenues, Volume, and Average Prices

Oil Sales Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Oil sales revenues (millions)	$2,470	$2,265	$4,566	$4,392

Average price per barrel
United States	$60.60	$66.94	$57.90	$64.75
International	68.88	73.70	65.96	70.51
Total	$62.45	$68.43	$59.58	$66.03

Sales volume (MMBbls)
United States	32	27	61	52
International	8	7	16	15
Total	40	34	77	67

Sales volume per day (MBbls/d)
United States	337	284	335	286
International	97	80	88	82
Total	434	364	423	368

Oil Prices
The average oil price received decreased for the three and six months ended June 30, 2019, primarily due to concerns of oil demand weakness from a slowing global economy.

APC 2019 FORM 10-Q | 46

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Oil Sales Volume

2019 vs. 2018  The Company’s oil sales volume increased by 70 MBbls/d for the three months ended June 30, 2019, and 55 MBbls/d for the six months ended June 30, 2019, primarily due to the following:

U.S. Onshore

–
Sales volume for the Delaware basin increased by 20 MBbls/d for the three months ended June 30, 2019, and 24 MBbls/d for the six months ended June 30, 2019, primarily due to continued drilling and completion activities and midstream infrastructure additions in 2019.

–
Sales volume for the DJ basin increased by 12 MBbls/d for the three months ended June 30, 2019, and 8 MBbls/ d for the six months ended June 30, 2019, primarily due to continued drilling and completion activities in 2019.

Gulf of Mexico

–
Sales volume for the Gulf of Mexico increased by 15 MBbls/d for the three months ended June 30, 2019, and 13 MBbls/d for the six months ended June 30, 2019, primarily due to new wells coming online at Holstein, increased well performance at Horn Mountain, and lower downtime at various platforms in 2019 compared to 2018, partially offset by natural production declines.

International

–	Sales volume for Algeria increased by 8 MBbls/d for the three months ended June 30, 2019, and 6 MBbls/d for the six months ended June 30, 2019, primarily due to the size and timing of liftings.

–	Sales volume for Ghana increased by 9 MBbls/d for the three months ended June 30, 2019, primarily due to the timing of liftings.

47 | APC 2019 FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Natural-Gas Sales Revenues, Volume, and Average Prices

Natural-Gas Sales Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Natural-gas sales revenues (millions)	$205	$203	$525	$450

Average price per Mcf	$1.93	$2.15	$2.50	$2.38

Sales volume (Bcf) (1)	106	94	210	189
Sales volume per day (MMcf/d) (1)	1,167	1,037	1,159	1,044

(1)	Natural-gas sales volume primarily originates in the United States.

Natural-Gas Prices
The average natural-gas price received increased for the six months ended June 30, 2019, primarily due to increased residential and commercial demand from colder-than-normal temperatures in the western U.S. and improved price differentials in the DJ basin through April 2019. The average natural-gas price received decreased for the three months ended June 30, 2019, due to lower electric generation demand and wider DJ and Delaware basin differentials during the last two months of the second quarter.

Natural-Gas Sales Volume
2019 vs. 2018  The Company’s natural-gas sales volume increased by 130 MMcf/d for the three months ended June 30, 2019, and 115 MMcf/d for the six months ended June 30, 2019, primarily due to continued drilling and completion activities in the Delaware and DJ basins in 2019.

APC 2019 FORM 10-Q | 48

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Natural-Gas Liquids Sales Revenues, Volume, and Average Prices

Natural-Gas Liquids Sales Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Natural-gas liquids sales revenues (millions)	$216	$318	$456	$610

Average price per barrel	$20.63	$34.88	$22.33	$34.27

Sales volume (MMBbls) (1)	10	9	20	18
Sales volume (MBbls/d) (1)	115	100	113	98

(1)	Approximately 95% of NGL sales volume originates in the United States.

NGL Prices
The average NGL price received decreased for the three and six months ended June 30, 2019, primarily due to higher overall NGL production as a result of infrastructure additions and lower consumption stemming from both reduced chemical plant utilization and stagnant LPG exports.

NGL Sales Volume
2019 vs. 2018  The Company’s NGL sales volume increased by 15 MBbls/d for the three and six months ended June 30, 2019, primarily due to continued drilling and completion activities and midstream infrastructure additions in the Delaware basin in 2019.

49 | APC 2019 FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Gathering, Processing, and Marketing

	Three Months Ended		Six Months Ended
	June 30,		June 30,
millions	2019	2018	2019	2018
Gathering, processing, and marketing sales	$465	$382	$935	$742
Gathering, processing, and marketing expense	274	252	530	489
Gathering, processing, and marketing, net	$191	$130	$405	$253

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
Total gathering, processing, and marketing, net increased by $61 million for the three months ended June 30, 2019, and by $152 million for the six months ended June 30, 2019, primarily due to increased throughput volume at the West Texas Complex and the DJ Basin Complex as a result of increased drilling activities in the Delaware basin and increased third-party activity in the DJ basin.

Gains (Losses) on Divestitures and Other, net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
millions	2019	2018	2019	2018
Gains (losses) on divestitures, net	$6	$52	$1	$28
Other	80	71	177	114
Gains (losses) on divestitures and other, net	$86	$123	$178	$142

Gains (losses) on divestitures and other, net includes gains (losses) on divestitures and other operating revenues, including earnings (losses) from equity investments, hard-minerals royalties, and other revenues.
Earnings (losses) from equity investments increased by $15 million for the three months ended June 30, 2019, and by $58 million for the six months ended June 30, 2019, primarily related to the Company’s investments in midstream joint ventures. During the six months ended June 30, 2018, Anadarko divested certain non-core U.S. onshore and Gulf of Mexico assets. See Note 4—Divestitures in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information.

APC 2019 FORM 10-Q | 50

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

COSTS AND EXPENSES

The following provides Anadarko’s total costs and expenses for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
millions	2019	2018	2019	2018
Oil and gas operating	$310	$275	$599	$551
Oil and gas transportation	222	209	444	405
Exploration	90	94	139	262
Gathering, processing, and marketing (1)	274	252	530	489
G&A	368	288	635	566
Merger transaction costs (2)	1,042	—	1,042	—
DD&A	1,161	1,003	2,242	1,993
Production, property, and other taxes	182	201	381	391
Impairments (3)	—	128	—	147
Other operating expense (4)	8	22	29	162
Total	$3,657	$2,472	$6,041	$4,966

(1)	See above explanation of gathering, processing, and marketing.

(2)
Includes Chevron Merger Termination Fee of $1.0 billion, as well as $42 million of additional merger transaction costs. See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information on the Occidental Merger.

(3)	See Note 5—Impairments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information on impairments.

(4)	Includes adjustments to contingency accruals, charges for drilling rig idle time, adjustments to drilling rig termination fees, and surface owner payments.

Oil and Gas Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Oil and gas operating (millions)	$310	$275	$599	$551
Oil and gas operating—per BOE	4.57	4.75	4.54	4.76

Oil and gas operating expense increased by $48 million for the six months ended June 30, 2019, primarily due to the following:

–	higher U.S. onshore costs of $63 million, primarily related to increased operated and nonoperated activity in the DJ and Delaware basins

–	higher operated costs of $33 million in the Gulf of Mexico, primarily related to increased workover activity

–	lower nonoperated costs of $37 million in Ghana, primarily due to insurance reimbursement credits received in 2019 related to Jubilee turret repair

–	lower costs of $10 million as a result of U.S. onshore and Gulf of Mexico asset divestitures
The related costs per BOE decreased by $0.22 for the six months ended June 30, 2019, primarily due to insurance reimbursement credits received in 2019 related to Jubilee turret repair, partially offset by an increased percentage of production in the Delaware basin and higher operated costs in the Gulf of Mexico related to increased workover activity.

51 | APC 2019 FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Oil and Gas Transportation Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Oil and gas transportation (millions)	$222	$209	$444	$405
Oil and gas transportation—per BOE	3.28	3.61	3.37	3.50

Oil and gas transportation expense increased by $39 million for the six months ended June 30, 2019, primarily due to increased sales volumes in the Delaware and DJ basins and the Gulf of Mexico, partially offset by lower average transportation rates.

Exploration Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
millions	2019	2018	2019	2018
Dry hole expense	$3	$2	$3	$55
Impairments of unproved properties	38	41	38	94
Geological and geophysical, exploration overhead, and other expense	49	51	98	113
Total exploration expense	$90	$94	$139	$262

Dry Hole Expense
Dry hole expense for the six months ended June 30, 2018, included $50 million related to unsuccessful drilling activities in the Gulf of Mexico.

Impairments of Unproved Properties
For discussion related to impairments of unproved properties, see Note 5—Impairments in the Notes to the Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

APC 2019 FORM 10-Q | 52

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

G&A

	Three Months Ended		Six Months Ended
	June 30,		June 30,
millions	2019	2018	2019	2018
G&A	$368	$288	$635	$566

G&A increased by $80 million for the three months ended June 30, 2019, and $69 million for the six months ended June 30, 2019, primarily due to increases in the fair value of performance-based unit awards, reorganization-related expenses, and legal and consulting fees.
The fair value of the performance-based unit awards is calculated using a Monte Carlo simulation that incorporates several variables, including Anadarko’s historical share price and share prices of a predetermined group of peer companies to estimate the future total stockholder returns of each. Accordingly, future G&A could be higher or lower based on the outputs from the Monte Carlo simulation for the performance-based unit awards.

DD&A

	Three Months Ended		Six Months Ended
	June 30,		June 30,
millions	2019	2018	2019	2018
DD&A	$1,161	$1,003	$2,242	$1,993

DD&A expense increased by $249 million for the six months ended June 30, 2019, primarily due to the following:

–
$179 million increase, primarily due to increased production in the Delaware and DJ basins and the Gulf of Mexico, partially offset by a lower DD&A rate in 2019 primarily driven by increased proved developed reserves in Ghana

–	$71 million increase in straight line depreciation related to additional midstream infrastructure in the Delaware and DJ basins

Other (Income) Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
millions	2019	2018	2019	2018
Interest expense	$249	$237	$502	$465
(Gains) losses on derivatives, net (1)	254	436	567	471
Other (income) expense, net	18	4	24	(8)
Total	$521	$677	$1,093	$928

(1)
(Gains) losses on derivatives, net represents the changes in fair value of the Company’s derivative instruments as a result of changes in commodity prices and interest rates, contract modifications, and settlements. See Note 8—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

53 | APC 2019 FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Income Tax Expense (Benefit)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
millions except percentages	2019	2018	2019	2018
Income tax expense (benefit)	$209	$125	$375	$251
Income (loss) before income taxes	(736)	142	(474)	442
Effective tax rate	(28)%	88%	(79)%	57%

The Company’s effective tax rate is impacted each year by the relative pre-tax income (loss) earned by the Company’s operations in the U.S., Algeria, and the rest of the world. The Company is subject to statutory tax rates of 38% in Algeria and 35% in Ghana. These higher-taxed foreign operations as well as non-deductible Algerian exceptional profits tax for Algerian income tax purposes generally cause the Company’s effective tax rate to vary significantly from the U.S. corporate tax rate. Additionally, the Company’s effective tax rate is typically impacted by net changes in uncertain tax positions, income attributable to noncontrolling interests, state income taxes (net of federal benefit), and dispositions of non-deductible goodwill. For the three and six months ended June 30, 2019, the Company’s effective tax rate was also impacted by the non-deductible Chevron Merger Termination Fee.
In 2018, the Company filed a petition with the U.S. Tax Court to dispute IRS disallowances related to the Company’s 2015 settlement payment for the Tronox Advisory Proceeding. For additional information, see Note 11—Income Taxes in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

APC 2019 FORM 10-Q | 54

MANAGEMENT’S DISCUSSION AND ANALYSIS LIQUIDITY AND CAPITAL RESOURCES	Table of Contents

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
	June 30,
millions	2019	2018
Net cash provided by (used in) operating activities	$1,905	$2,655
Net cash provided by (used in) investing activities	(2,785)	(3,056)
Net cash provided by (used in) financing activities	980	(1,826)

Overview

The Company has a variety of funding sources available, including cash, an asset portfolio that provides ongoing cash-flow-generating capacity, and the Company’s credit facility.
During the six months ended June 30, 2019, Anadarko retired $900 million of debt. Anadarko had $1.4 billion of cash at June 30, 2019 and following the expiration of the 364-Day facility in January 2019, the Company has $3.0 billion of borrowing capacity under the APC RCF. Anadarko believes that its current available cash and future operating cash flows will be sufficient to fund the Company’s operational and capital programs and its quarterly dividends. The Company continuously monitors its liquidity position and evaluates available funding alternatives in light of current and expected conditions.

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
Cash flows from operating activities were $1.9 billion for the six months ended June 30, 2019, $750 million lower compared to the same period in 2018, primarily due to the payment of the Chevron Merger Termination Fee of $1.0 billion in 2019. See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information related to the Chevron Merger Termination Fee.

55 | APC 2019 FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS LIQUIDITY AND CAPITAL RESOURCES	Table of Contents

Investing Activities

Capital Expenditures  The following presents the Company’s capital expenditures:

	Six Months Ended
	June 30,
millions	2019	2018
Cash Flows from Investing Activities
Additions to properties and equipment (1)	$2,691	$3,277
Adjustments for capital expenditures
Changes in capital accruals	(74)	211
Other	(64)	14
Total capital expenditures	$2,553	$3,502

Exploration and Production and other capital expenditures	$1,982	$2,374
WES Midstream capital expenditures (2)	571	1,128

(1)
Additions to properties and equipment as presented within Anadarko’s cash flows from investing activities include cash payments for cost of properties, equipment, and facilities. The cost of properties includes the initial capitalization of drilling costs associated with all exploratory wells, whether or not they were deemed to have a commercially sufficient quantity of proved reserves.

(2)	WES Midstream includes $49 million at June 30, 2019, and $500 million at June 30, 2018, of capitalized costs incurred by Anadarko prior to the contribution and sale of midstream assets to WES.

The Company’s capital expenditures decreased by $949 million for the six months ended June 30, 2019. Exploration and Production capital expenditures decreased primarily due to lower development costs of $279 million driven by reduced drilling activity in the DJ and Delaware basins and the Gulf of Mexico. Exploration costs decreased by $122 million primarily related to decreased exploration activity in the U.S. onshore. WES Midstream capital expenditures decreased by $557 million primarily due to reduced development activity in the Delaware basin following the completion of significant infrastructure projects in 2018.

Investments  During the six months ended June 30, 2019, the Company made capital contributions of $171 million for equity investments, which are presented as cash flows from investing activities as a component of Other, net. These contributions were primarily associated with joint ventures for the Red Bluff and Cactus II pipelines in West Texas.

APC 2019 FORM 10-Q | 56

MANAGEMENT’S DISCUSSION AND ANALYSIS LIQUIDITY AND CAPITAL RESOURCES	Table of Contents

Financing Activities

millions except percentages	June 30, 2019	December 31, 2018
Anadarko	$10,740	$11,602
WES	7,489	4,815
Total debt	$18,229	$16,417
Total equity	9,331	10,943
Consolidated debt to total capitalization ratio	66.1%	60.0%

Debt-Reduction Program  The Company commenced a $2.0 billion debt-reduction program in 2018. During the six months ended June 30, 2019, Anadarko retired $900 million of debt, bringing total repayments under the debt-reduction program to $1.5 billion. No additional debt retirements are anticipated pursuant to the terms of the Occidental Merger Agreement.

Credit Facilities

APC RCFs  The Company has a $3.0 billion senior unsecured RCF that matures in January 2023. The Company’s $2.0 billion 364-day senior unsecured RCF expired in January 2019. At June 30, 2019, Anadarko had no outstanding borrowings under the APC RCF and was in compliance with all covenants.

WES RCFs Effective on February 15, 2019, WES amended the maturity date of its senior unsecured RCF from February 2023 to February 2024, and upon completion of the WES Merger, expanded the borrowing capacity from $1.5 billion to $2.0 billion (WES RCF). At June 30, 2019, WES had outstanding borrowings under its RCF of $920 million at an interest rate of 3.71%, outstanding letters of credit of $5 million, available borrowing capacity of $1.1 billion, and was in compliance with all covenants.
In February 2019, WES borrowed $2.0 billion under its senior unsecured credit facility (WES Term Loan Facility) to fund substantially all of the cash portion of the consideration under the WES midstream asset contribution and sale and the payment of related transaction costs. As of June 30, 2019, the WES Term Loan Facility was anticipated to mature on February 27, 2020, the day prior to the one-year anniversary of the completion of the WES Merger. As of June 30, 2019, net cash proceeds received from future asset sales and debt or equity offerings by WES were required to be used to repay amounts outstanding under the WES Term Loan Facility. At June 30, 2019, WES had outstanding borrowings under its WES Term Loan Facility of $2.0 billion at an interest rate of 3.78% and was in compliance with all covenants.
On July 1, 2019, WES entered into an amendment to the WES Term Loan Facility to, among other things, (i) increase the commitments available under the WES Term Loan Facility from $2.0 billion to $3.0 billion, the incremental $1.0 billion of which may be drawn by WES on or before September 30, 2019, (ii) extend the maturity date from February 27, 2020 to December 31, 2020, and (iii) modify the provision requiring that all debt issuance proceeds be used to repay the WES Term Loan Facility to allow for a $1.0 billion carve out of debt offering proceeds.
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

57 | APC 2019 FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS LIQUIDITY AND CAPITAL RESOURCES	Table of Contents

Debt Activity  Amounts in the table below do not include finance lease activity and are presented at face value.

		Six Months Ended
millions	Company	June 30, 2019	Description
Borrowings	WES	$2,000	WES Term Loan Facility (1)
	WES	700	WES RCF (2)
Repayments	Anadarko	(600)	8.700% Senior Notes due 2019
	Anadarko	(300)	6.950% Senior Notes due 2019
	WES	(28)	WGP RCF

(1)	Borrowings were used to fund substantially all of the cash portion of the consideration for the WES midstream asset contribution and sale and the payment of related transaction costs.

(2)	Borrowings were used for general partnership purposes, including capital expenditures.

See Note 9—Debt in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for additional information on the Company’s debt instruments.

Debt Maturities  Anadarko’s Zero Coupons can be put to the Company in October of each year, in whole or in part, for the then-accreted value of the outstanding Zero Coupons, which, if put in whole, will be $942 million at the next put date in October 2019. Anadarko’s Zero Coupons were classified as long-term debt on the Company’s Consolidated Balance Sheet at June 30, 2019, as the Company has the ability and intent to refinance these obligations using long-term debt, should a put be exercised.
For additional information on the Company’s debt instruments, see Note 9—Debt in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Derivative Instruments  For information on derivative instruments, including cash flow treatment, see Note 8—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Common Stock Dividends  Anadarko paid dividends to its common stockholders of $299 million during the six months ended June 30, 2019, and $254 million during the six months ended June 30, 2018. In February 2018, the Company increased the quarterly dividend to $0.25 per share. As part of the Company’s focus on increasing stockholder returns, the quarterly dividend increased again in November 2018 to $0.30 per share. Anadarko has paid a dividend to its common stockholders quarterly since becoming a public company in 1986.
The amount of future dividends paid to Anadarko common stockholders is determined by the Board on a quarterly basis and is based on the Company’s earnings, financial condition, capital requirements, the effect a dividend payment would have on the Company’s compliance with relevant financial covenants, and other factors deemed relevant by the Board.

Distributions to Noncontrolling Interest Owners  Distributions to noncontrolling interest owners primarily relate to WES distributions to third parties of $255 million for the six months ended June 30, 2019, and $238 million for the six months ended June 30, 2018.

RECENT ACCOUNTING DEVELOPMENTS

See Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for discussion of recent accounting developments affecting the Company.

APC 2019 FORM 10-Q | 58

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

Derivative Instruments Held for Non-Trading Purposes  The Company had derivative instruments in place to reduce the price risk associated with future production of 16 MMBbls of oil at June 30, 2019, with a net derivative asset position of $21 million. Based on actual derivative contractual volume, a 10% increase in underlying commodity prices would reduce the fair value of these derivatives by $30 million, while a 10% decrease in underlying commodity prices would increase the fair value of these derivatives by $36 million. However, any cash received or paid to settle these derivatives would be substantially offset by the sales value of production covered by the derivative instruments.

INTEREST-RATE RISK

Borrowings, if any, under each of the APC RCF, the WES RCF, and the WES Term Loan Facility are subject to variable interest rates. The remaining balance of the Anadarko’s short-term and long-term borrowings has fixed interest rates. The Company has $2.9 billion of LIBOR-based obligations that are presented on the Company’s Consolidated Balance Sheets net of preferred investments in two noncontrolled entities. These obligations give rise to minimal net interest-rate risk because coupons on the related preferred investments are also LIBOR-based. While a 10% change in the applicable benchmark interest rate would not materially impact the Company’s interest cost, it would affect the fair value of outstanding fixed-rate debt.
At June 30, 2019, the Company had a net derivative liability position of $1.6 billion related to interest-rate swaps. A 10% increase (decrease) in the LIBOR interest-rate curve would decrease (increase) the aggregate fair value of outstanding interest-rate swap agreements by $105 million. However, any change in the interest-rate derivative gain or loss could be substantially offset by changes in actual borrowing costs associated with future debt issuances. For a summary of the Company’s outstanding interest-rate derivative positions, see Note 8—Derivative Instruments in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

59 | APC 2019 FORM 10-Q

CONTROLS AND PROCEDURES	Table of Contents

Item 4.  Controls and Procedures

EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

Anadarko’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2019.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Anadarko’s internal control over financial reporting during the second quarter of 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

APC 2019 FORM 10-Q | 60

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
WGR Operating, LP, a subsidiary of the Company, is currently in negotiations with the U.S. Environmental Protection Agency (EPA) and the State of Wyoming with respect to alleged noncompliance with the leak detection and repair requirements of the Clean Air Act at its Granger, Wyoming facilities. Although management cannot predict the outcome of settlement discussions, it is likely a resolution of this matter will result in a fine or penalty in excess of $100,000.
In April 2019, Kerr-McGee Oil and Gas Onshore, LP, a subsidiary of the Company, entered into a Compliance Order on Consent with the State of Colorado’s Department of Public Health and Environment with respect to alleged noncompliance with the Colorado Air Quality Control Commission’s Regulations at certain facilities in the DJ basin in Colorado and agreed to pay a penalty of $521,400.
Kerr-McGee Gathering, LLC, a subsidiary of the Company, is currently in negotiations with the EPA and the State of Colorado with respect to alleged noncompliance with the leak detection and repair requirements of the Clean Air Act at its Fort Lupton complex in Colorado. Although management cannot predict the outcome of settlement discussions, it is likely a resolution of this matter will result in a fine or penalty in excess of $100,000.
See Note 13—Contingencies in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference, for a discussion of material legal proceedings to which the Company is a party.

61 | APC 2019 FORM 10-Q

OTHER INFORMATION	Table of Contents

Item 1A.  Risk Factors

Due to the Company’s proposed combination with Occidental, there have been material changes to the risk factors included under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
For a complete discussion of the Company’s risk factors, refer to the risk factors included under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and the following risk factors relating to the proposed combination with Occidental:

We will be subject to business uncertainties while the Occidental Merger is pending, which could adversely affect our businesses.

Uncertainty about the effect of the Occidental Merger on employees and those that do business with us may have an adverse effect on Anadarko. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Occidental Merger is completed and for a period of time thereafter, and could cause those that deal with us to delay or defer certain business decisions or seek to terminate, change or renegotiate their relationships with us. Employee retention at Anadarko may be challenging during the pendency of the Occidental Merger, as employees may experience uncertainty about their future roles. In addition, the Occidental Merger Agreement restricts us from entering into certain corporate transactions, entering into certain material contracts, making certain changes to our capital budget, incurring certain indebtedness and taking other specified actions without the consent of Occidental, and generally requires us to continue our operations in the ordinary course of business during the pendency of the Occidental Merger. These restrictions may prevent us from pursuing attractive business opportunities or adjusting our capital plan prior to the completion of the Occidental Merger.

We may be subject to lawsuits relating to the Occidental Merger, which could adversely affect our business, financial condition and operating results.

Anadarko and/or its directors and officers may be subject to lawsuits relating to the Occidental Merger. Such litigation is very common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition. While we will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.

Completion of the Occidental Merger is subject to a number of conditions, and if these conditions are not satisfied or waived, the Occidental Merger will not be completed. Failure to complete, or significant delays in completing, the Occidental Merger could negatively affect the trading price of our common stock and our future business and financial results.

Completion of the Occidental Merger is subject to satisfaction or waiver of certain closing conditions, including (1) the adoption of the Occidental Merger Agreement by Anadarko stockholders, (2) the expiration or termination of the waiting period under the Hart-Scott-Rodino Act, as amended, applicable to the Occidental Merger (the U.S. Federal Trade Commission granted early termination of the applicable waiting period on June 3, 2019), (3) the absence of any order or law prohibiting consummation of the Occidental Merger, (4) the effectiveness of the Registration Statement on Form S-4 (the Registration Statement) filed by Occidental pursuant to which the shares of Occidental common stock to be issued in connection with the Occidental Merger will be registered with the Securities and Exchange Commission (the Registration Statement was declared effective on July 11, 2019) and (5) the authorization for listing on the NYSE of the shares of Occidental common stock to be issued in connection with the Occidental Merger. There can be no assurance that the conditions to the completion of the Occidental Merger will be satisfied or waived or that the Occidental Merger will be completed.
If the Occidental Merger is not completed, or if there are significant delays in completing the Occidental Merger, the trading price of our common stock and our future business and financial results could be negatively affected, and we may be subject to several risks, including the following:

–
the requirement to, under certain circumstances provided in the Occidental Merger Agreement, pay Occidental a termination fee of $1.0 billion, which would have otherwise been available for general corporate purposes and other uses;

–
negative reactions from the financial markets, including declines in the prices of our common stock due to the fact that the current price may reflect a market assumption that the Occidental Merger will be completed;

–	having to pay certain transaction expenses and other costs relating to the Occidental Merger; and

–	the attention of our management may have been diverted to the Occidental Merger rather than our own operations and pursuit of other opportunities that could have been beneficial to us.

APC 2019 FORM 10-Q | 62

OTHER INFORMATION	Table of Contents

The Occidental Merger Agreement limits our ability to pursue alternatives to the Occidental Merger.

The Occidental Merger Agreement contains provisions that may discourage a third party from submitting a competing proposal that might result in greater value to our stockholders than the Occidental Merger, or may result in a potential competing acquirer of the Company proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay. These provisions include a general prohibition on us from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by our Board, entering into discussions with any third party regarding any competing proposal or offer for a competing transaction.

Because the exchange ratio in the Occidental Merger Agreement is fixed and because the market price of Occidental common stock will fluctuate prior to the completion of the Occidental Merger, our stockholders cannot be sure of the market value of the Occidental common stock they will receive as consideration in the Occidental Merger.

Under the terms of the Occidental Merger Agreement, our stockholders will receive consideration consisting of a combination of $59.00 in cash and 0.2934 of a share of Occidental common stock for each share of Anadarko common stock. The exchange ratio for the stock component of the merger consideration is fixed, subject to adjustment only in limited circumstances pursuant to the Occidental Merger Agreement. There will be no adjustment to the exchange ratio to reflect changes in the market price of either Occidental common stock or our common stock between the date the Occidental Merger Agreement was signed and completion of the Occidental Merger.
Accordingly, the actual value of the stock component of any merger consideration received by our stockholders at the completion of the Occidental Merger will depend on the market value of Occidental common stock at that time. This market value may differ, possibly materially, from the market value of Occidental common stock at the time the Occidental Merger Agreement was signed or at any other time. The respective market prices of shares of Occidental and Anadarko common stock have fluctuated since the Occidental Merger Agreement was executed and will continue to fluctuate through the completion of the Occidental Merger as a result of a variety of factors, including general market and economic conditions, changes in each company’s business, operations and prospects, commodity prices, regulatory considerations, and the market’s assessment of Occidental’s business and the Occidental Merger. Such factors are difficult to predict and in many cases may be beyond the control of Occidental and us.

Material differences between the estimated and actual timing of critical events may affect the completion, cost and commencement of production from development projects.

We are involved in certain large development projects, such as the Mozambique LNG project for which the Company announced FID in June 2019. The completion of such projects may be delayed beyond our anticipated completion dates. Key factors that may affect the timing and outcome of such projects include the following:

–	project approvals and funding by joint-venture partners

–	availability of project financing

–	timely issuance of permits and licenses by governmental agencies or legislative and other governmental approvals

–	weather conditions

–	availability of qualified personnel

–	civil and political environment of, and existing infrastructure in, the country or region in which the project is located

–	manufacturing and delivery schedules of critical equipment

–	commercial arrangements for pipelines, tankers, and related equipment to transport and market hydrocarbons
Delays and differences between estimated and actual timing of critical events or our ability to secure financing on acceptable terms or at all may affect the forward-looking statements related to large development projects. If we are unable to complete such projects at their expected costs and in a timely manner, our financial condition, results of operations, or cash flows could be materially and adversely affected.

63 | APC 2019 FORM 10-Q

OTHER INFORMATION	Table of Contents

Risks related to acquisitions and divestitures may adversely affect our business, financial condition, and results of operations.

Any acquisition involves potential risks, including, among other things:

–	the validity of our assumptions about, among other things, reserves, estimated production, revenues, capital expenditures, operating expenses, and costs

–	the assumption of environmental, decommissioning, and other liabilities, and losses or costs for which we are not indemnified or for which our indemnity is inadequate

–	a failure to attain or maintain compliance with environmental, safety, and other governmental regulations
In addition, from time to time, we may sell or otherwise dispose of certain of our properties as a result of an evaluation of our asset portfolio and to help enhance our liquidity. These transactions also have inherent risks, including:

–	possible delays in closing

–	lower-than-expected sales proceeds for the disposed assets

–	potential post-closing claims for indemnification
Moreover, the agreements relating to these transactions contain provisions pursuant to which liabilities related to past and future operations, such as matters of litigation, environmental contingencies, royalty obligations and income taxes, have been allocated between the parties by means of liability assumptions, indemnities, escrows, trusts and similar arrangements. The magnitude of any such retained liability or indemnification obligation may be difficult to quantify at the time of the transaction and ultimately may be material. Also, as is typical in divestiture transactions, third parties may be unwilling to release the Company from guarantees or other credit support provided prior to the sale of the divested assets. In addition, one or more of the parties in these transactions could fail to perform its obligations under the agreements as a result of financial distress. For example, Sanchez Energy Corporation, which purchased substantially all of Anadarko’s Eagleford oil and natural-gas assets in 2017, recently elected to defer making an interest payment on its 6.125% Senior Notes due 2023. The indenture governing the 6.125% Senior Notes provides for a 30-day grace period, which expires on August 14, 2019, to make the scheduled interest payment. Anadarko is currently evaluating the matter. In the event that any such counterparty were to become the subject of a case proceeding under Title 11 of the U.S. Bankruptcy Code or any other insolvency law or similar law, the counterparty may not perform its obligations under the agreement and we may be responsible for the cost of the obligations assumed by the counterparties. As a result, after a divestiture, the Company may remain secondarily liable for the obligations guaranteed or supported to the extent that the buyer of the assets fails to perform these obligations, which could also result in impairments to the associated assets retained by the Company.
If any of these risks materialize, the benefits of such acquisition or divestiture may not be fully realized, if at all, and our business, financial condition, and results of operations could be negatively impacted.

APC 2019 FORM 10-Q | 64

OTHER INFORMATION	Table of Contents

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following sets forth information with respect to repurchases made by the Company of its shares of common stock during the second quarter of 2019:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)(3)
April 1 - 30, 2019	164,077	$61.07	—	$1,250,000,064
May 1 - 31, 2019	4,298	$73.08	—	$1,250,000,064
June 1 - 30, 2019	8,825	$70.40	—	$1,250,000,064
Total	177,200	$61.83	—

(1)
During the second quarter of 2019, 177 thousand shares were repurchased related to stock received by the Company for the payment of withholding taxes due on employee share issuances under share-based compensation plans.

(2)	For additional information, see Note 15—Stockholders’ Equity in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10‑Q.

(3)
The Company announced a $2.5 billion Share-Repurchase Program in September 2017, which was expanded to $3.0 billion in February 2018 and $4.0 billion in July 2018. In November 2018, the program was further expanded to $5.0 billion and extended through June 30, 2020. No additional share repurchases are anticipated pursuant to the terms of the Occidental Merger Agreement. For additional information, see Note 15—Stockholders’ Equity in the Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10‑Q.

65 | APC 2019 FORM 10-Q

Item 6.  Exhibits

Exhibits designated by an asterisk (*) are filed herewith; exhibits designated by a double asterisk (**) are furnished herewith; all exhibits not so designated are incorporated herein by reference to a prior filing under File Number 1-8968 as indicated.

Exhibit Number			Description
†	2	(i)
Agreement and Plan of Merger, dated as of April 11, 2019, by and among Chevron Corporation, Justify Merger Sub 1 Inc., Justify Merger Sub 2 Inc. and Anadarko Petroleum Corporation, filed as Exhibit 2.1 to Form 8-K filed on April 17, 2019

†	2	(ii)
Agreement and Plan of Merger, dated as of May 9, 2019, by and among Occidental Petroleum Corporation, Baseball Merger Sub 1, Inc. and Anadarko Petroleum Corporation, filed as Exhibit 2.1 to Form 8-K filed on May 10, 2019

	3	(i)	Restated Certificate of Incorporation of Anadarko Petroleum Corporation, dated May 21, 2009, filed as Exhibit 3.3 to Form 8-K filed on May 22, 2009
		(ii)	By-Laws of Anadarko Petroleum Corporation, amended and restated as of April 11, 2019, filed as Exhibit 3.1 to Form 8-K filed on April 17, 2019
*	10	(i)	Amended and Restated Severance Agreement between R. A. Walker and Anadarko Petroleum Corporation, dated April 11, 2019
*		(ii)	Amended and Restated Key Employee Change of Control Contract between Robert G. Gwin and Anadarko Petroleum Corporation, dated April 11, 2019
*		(iii)	Form of Amended and Restated Key Employee Change of Control Contract for Executive Vice Presidents
*		(iv)	Amended and Restated Key Employee Change of Control Contract for Chris Champion, dated April 11, 2019
*	31	(i)	Rule 13a-14(a)/15d-14(a) Certification—Chief Executive Officer
*	31	(ii)	Rule 13a-14(a)/15d-14(a) Certification—Chief Financial Officer
**	32		Section 1350 Certifications
	101	.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	101	.SCH	XBRL Schema Document
*	101	.CAL	XBRL Calculation Linkbase Document
*	101	.DEF	XBRL Definition Linkbase Document
*	101	.LAB	XBRL Label Linkbase Document
*	101	.PRE	XBRL Presentation Linkbase Document

†	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request

APC 2019 FORM 10-Q | 66

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANADARKO PETROLEUM CORPORATION
(Registrant)

July 30, 2019	By:	/s/ BENJAMIN M. FINK
Benjamin M. Fink Executive Vice President, Finance and Chief Financial Officer

67 | APC 2019 FORM 10-Q